Form 10-Q
period 2025-12-31
GOLUB CAPITAL BDC, Inc.
filed 2026-02-04
CIK 1476765

_____________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

As of February 4, 2026, the Registrant had 263,228,181 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2025	September 30, 2025
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$8,338,531	$8,463,764
Non-controlled affiliate company investments	290,019	293,763
Controlled affiliate company investments	10,681	11,862
Total investments, at fair value (amortized cost of $8,653,728 and $8,759,938, respectively)	8,639,231	8,769,389
Cash	58,445	—
Cash equivalents	25,865	11,935
Foreign currencies (cost of $9,406 and $11,685, respectively)	9,659	11,681
Restricted cash	32,148	7,107
Restricted cash equivalents	34,425	81,720
Interest receivable	72,129	68,031
Receivable for investments	6,701	7,273
Net unrealized appreciation on derivatives	11,110	12,129
Other assets	4,252	9,034
Total Assets	$8,893,965	$8,978,299
Liabilities
Debt	$4,903,076	$4,926,778
Less unamortized debt issuance costs	(23,849)	(26,005)
Debt less unamortized debt issuance costs	4,879,227	4,900,773
Net unrealized depreciation on derivatives	5,230	5,023
Interest payable	49,092	38,254
Management and income incentive fees payable	39,637	40,884
Accrued trustee fees	605	1,039
Accounts payable and other liabilities	11,020	9,759
Total Liabilities	4,984,811	4,995,732
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Common stock, par value $0.001 per share, 500,000,000 shares authorized, 263,384,785 and 266,008,083 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	263	266
Paid in capital in excess of par	3,995,213	4,031,117
Distributable earnings (losses)	(86,322)	(48,816)
Total Net Assets	3,909,154	3,982,567
Total Liabilities and Total Net Assets	$8,893,965	$8,978,299
Number of common shares outstanding	263,384,785	266,008,083
Net asset value per common share	$14.84	$14.97

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2025	2024
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$181,681	$198,361
Payment-in-kind interest income	13,114	10,565
Dividend income	7,619	8,487
Fee income	1,079	555
Total investment income from non-controlled/non-affiliate company investments	203,493	217,968
From non-controlled affiliate company investments:
Interest income	2,075	2,243
Payment-in-kind interest income	1,273	332
Fee income	30	31
Total investment income from non-controlled affiliate company investments	3,378	2,606
From controlled affiliate company investments:
Payment-in-kind interest income	132	119
Fee income	4	7
Total investment income from controlled affiliate company investments	136	126
Total investment income	207,007	220,700
Expenses
Interest and other debt financing expenses	66,314	79,643
Base management fee	22,115	21,581
Incentive fee	17,457	18,058
Professional fees	1,785	1,840
Administrative service fee	3,180	2,902
General and administrative expenses	398	561
Total expenses	111,249	124,585
Net investment income - before tax	95,758	96,115
Excise and income tax	—	(475)
Net investment income - after tax	95,758	96,590
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(2,718)	(25,356)
Foreign currency transactions	(1,120)	(3,705)
Forward currency contracts	—	1,206
Net realized gain (loss) on investment transactions	(3,838)	(27,855)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(18,276)	40,085
Non-controlled affiliate company investments	(9,424)	3,622
Controlled affiliate company investments	(1,314)	(86)
Translation of assets and liabilities in foreign currencies	2,048	(22,973)
Forward currency contracts	292	21,927
Net change in unrealized appreciation (depreciation) on investment transactions	(26,674)	42,575
Net gain (loss) on investment transactions	(30,512)	14,720
Net realized gain (loss) on extinguishment of debt	—	(48)
(Provision) benefit for taxes on unrealized appreciation on investments	—	52
Net increase (decrease) in net assets resulting from operations	$65,246	$111,314
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.25	$0.42
Dividends and distributions declared per common share	$0.39	$0.48
Basic and diluted weighted average common shares outstanding (Note 10)	263,678,730	264,343,512

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	264,277,128	$264	$4,167,258	$(152,993)	$4,014,529
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	96,590	96,590
Net realized gain (loss) on investment transactions	—	—	—	(27,855)	(27,855)
Net realized gain (loss) on extinguishment of debt	—	—	—	(48)	(48)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	42,575	42,575
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	52	52
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,221,469	1	18,553	—	18,554
Distributions from distributable earnings	—	—	—	(126,853)	(126,853)
Total increase (decrease) for the three months ended December 31, 2024	1,221,469	1	18,553	(15,539)	3,015
Balance at December 31, 2024	265,498,597	$265	$4,185,811	$(168,532)	$4,017,544
Balance at September 30, 2025	266,008,083	$266	$4,031,117	$(48,816)	$3,982,567
Repurchases of common stock, net of commission costs	(2,623,298)	(3)	(35,904)	—	(35,907)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	95,758	95,758
Net realized gain (loss) on investment transactions	—	—	—	(3,838)	(3,838)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(26,674)	(26,674)
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(102,752)	(102,752)
Total increase (decrease) for the three months ended December 31, 2025	(2,623,298)	(3)	(35,904)	(37,506)	(73,413)
Balance at December 31, 2025	263,384,785	$263	$3,995,213	$(86,322)	$3,909,154

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$65,246	$111,314
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	2,607	2,645
Accretion of discounts and amortization of premiums on investments	(3,376)	(569)
Accretion of discounts and amortization of premiums on issued debt securities	(285)	863
Net realized (gain) loss on investments	2,718	25,356
Net realized (gain) loss on foreign currency transactions	1,120	3,705
Net realized (gain) loss on forward currency contracts	—	(1,206)
Net realized (gain) loss on extinguishment of debt	—	48
Net change in unrealized (appreciation) depreciation on investments	29,014	(43,621)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(2,048)	22,973
Net change in unrealized (appreciation) depreciation on interest rate swap	13	4,662
Net change in unrealized (appreciation) depreciation on forward currency contracts	(292)	(21,927)
Proceeds from (fundings of) revolving loans, net	(3,437)	(2,169)
Fundings of investments	(172,701)	(909,514)
Proceeds from principal payments and sales of portfolio investments	302,945	450,173
Proceeds from settlements of forward currency contracts	—	4,100
Payment-in-kind interest capitalized	(14,157)	(13,211)
Non-cash dividends capitalized	(7,034)	(7,264)
Proceeds from non-cash dividends	—	1,824
Changes in operating assets and liabilities:
Interest receivable	(4,098)	740
Receivable for investments	572	—
Other assets	4,782	(11,632)
Interest payable	10,838	5,817
Management and income incentive fees payable	(1,247)	5,204
Accrued trustee fees	(434)	(55)
Accounts payable and other liabilities	1,261	(2,991)
Net cash provided by (used in) operating activities	212,007	(374,735)
Cash flows from financing activities
Borrowings on debt	165,277	3,390,158
Repayments of debt	(190,200)	(3,037,745)
Capitalized debt issuance costs	(451)	(5,978)
Purchases of common stock (Note 11)	(35,907)	—
Distributions paid	(84,480)	(108,299)
Purchases of common stock for dividend reinvestment plan	(18,272)	—
Net cash provided by (used in) financing activities	(164,033)	238,136
Net change in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies	47,974	(136,599)
Effect of foreign currency exchange rates	125	(2,079)
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, beginning of period	112,443	359,552
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, end of period	$160,542	$220,874
Supplemental disclosure of cash flow information:
Cash paid during the period for interest(1)	$53,140	$69,118
Distributions declared for the period	102,752	126,853
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$—	$18,554
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited)(continued)
(In thousands)

(1) Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the debt instrument.

The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2025	September 30, 2025
Cash	$58,445	$—
Cash equivalents	25,865	11,935
Foreign currencies (cost of $9,406 and $11,685, respectively)	9,659	11,681
Restricted cash	32,148	7,107
Restricted cash equivalents	34,425	81,720
Total cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$160,542	$112,443
(1) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Jeppesen Holdings, LLC+	One stop	SF +	4.75%	(j)	8.59%				11/2032	$1,901	$1,894	0.1%	$1,887
Jeppesen Holdings, LLC+(5)	One stop				N/A(6)				11/2032	—	—	—	(1)
PPW Aero Buyer, Inc.*+	One stop	SF +	5.00%	(j)	8.67%				09/2031	33,940	33,596	0.9	33,940
PPW Aero Buyer, Inc.*	One stop	SF +	5.00%	(j)	8.67%				09/2031	11,771	11,655	0.3	11,771
PPW Aero Buyer, Inc.+(5)	One stop				N/A(6)				09/2031	—	(4)	—	—
PPW Aero Buyer, Inc.+(5)	One stop				N/A(6)				09/2031	—	(2)	—	—
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.67%				09/2031	6,416	6,359	0.2	6,416
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.67%				09/2031	186	186	—	186
PPW Aero Buyer, Inc.+(5)	One stop				N/A(6)				09/2031	—	(3)	—	—
Titan BW Borrower L.P.+(25)	One stop	SF +	5.38%	(j)	6.38%	cash/	2.88%	PIK	07/2032	1,610	1,595	—	1,610
Titan BW Borrower L.P.+(5)	One stop				N/A(6)				07/2032	—	(3)	—	—
Titan BW Borrower L.P.+(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
										55,824	55,272	1.5	55,809
Air Freight & Logistics
RJW Group Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.67%				11/2031	46,415	45,599	1.2	46,415
RJW Group Holdings, Inc.+	One stop	SF +	5.00%	(k)	8.73%				11/2031	2,931	2,874	0.1	2,931
RJW Group Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.67%				11/2031	1,710	1,694	0.1	1,710
RJW Group Holdings, Inc.+(5)	One stop				N/A(6)				11/2031	—	(1)	—	—
										51,056	50,166	1.4	51,056
Auto Components
Arnott, LLC+	One stop	SF +	4.75%	(k)	8.62%				11/2030	4,724	4,686	0.1	4,582
Arnott, LLC+	One stop	SF +	4.75%	(k)	8.50%				11/2030	456	450	—	432
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)	8.59%				01/2030	2,194	2,175	0.1	2,194
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)(k)	8.45%				01/2030	1,281	1,271	—	1,281
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)	8.57%				01/2030	45	42	—	45
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)	8.59%				01/2030	244	242	—	244
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)(k)	8.48%				01/2030	560	534	—	560
Covercraft Parent III, Inc.+(25)	Senior secured	SF +	5.00%	(j)	8.55%	cash/	0.50%	PIK	08/2027	6,739	6,688	0.2	5,594
Covercraft Parent III, Inc.+(25)	Senior secured	SF +	5.00%	(j)	8.49%	cash/	0.50%	PIK	08/2027	1,364	1,346	—	1,131
Covercraft Parent III, Inc.+(25)	Senior secured	SF +	5.00%	(j)	8.41%	cash/	0.50%	PIK	08/2027	186	183	—	154
North Haven Falcon Buyer, LLC+(5)	One stop				N/A(6)				11/2029	—	(24)	—	(24)
North Haven Falcon Buyer, LLC+(5)	One stop				N/A(6)				11/2029	—	(24)	—	(24)
North Haven Falcon Buyer, LLC+(25)	One stop	SF +	7.50%	(j)	6.36%	cash/	5.00%	PIK	11/2029	4,160	3,453	0.1	3,453
OEConnection, LLC*+	One stop	SF +	4.50%	(i)	8.23%				12/2032	12,249	12,198	0.3	12,270
OEConnection, LLC+(5)	One stop				N/A(6)				12/2032	—	(6)	—	1
OEConnection, LLC+(5)	One stop				N/A(6)				12/2032	—	(28)	—	11
										34,202	33,186	0.8	31,904
Automobiles
CAP-KSI Holdings, LLC*+	One stop	SF +	5.25%	(j)	8.98%				06/2030	13,163	13,024	0.3	13,163
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(a)(j)	9.48%				06/2030	396	385	—	396
CG Group Holdings, LLC*+(25)	One stop	SF +	8.75%	(j)	10.42%	cash/	2.00%	PIK	07/2027	46,520	46,385	1.2	46,520
CG Group Holdings, LLC+(25)	One stop	SF +	8.75%	(i)	10.47%	cash/	2.00%	PIK	07/2026	808	804	—	808
Denali Midco 2, LLC*	One stop	SF +	5.25%	(i)	8.97%				12/2028	38,258	38,076	1.0	38,258
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%				12/2028	8,917	9,025	0.2	8,917
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%				12/2028	2,668	2,702	0.1	2,668
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%				12/2028	1,621	1,640	—	1,621
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%				12/2028	1,540	1,558	—	1,540
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%				12/2028	1,344	1,359	—	1,344

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%		12/2028	$1,293	$1,282	—%	$1,293
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%		12/2028	1,108	1,106	—	1,108
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%		12/2028	1,075	1,074	—	1,075
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%		12/2028	1,075	1,074	—	1,075
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%		12/2028	887	886	—	887
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%		12/2028	403	400	—	403
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%		12/2028	348	346	—	348
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%		12/2028	1,208	1,207	—	1,208
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%		12/2028	294	292	—	294
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%		12/2028	173	171	—	173
Denali Midco 2, LLC+(5)	One stop				N/A(6)		12/2028	—	(3)	—	—
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%		12/2028	87	85	—	87
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.97%		12/2028	700	689	—	700
Denali Midco 2, LLC+(25)	Second lien	N/A			13.00%	PIK	12/2029	11,972	11,895	0.3	11,972
High Bar Brands Operating, LLC+(5)	Senior secured				N/A(6)		12/2029	—	(1)	—	—
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(j)	8.92%		12/2029	250	250	—	250
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(j)	8.92%		12/2029	1,419	1,415	—	1,419
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(j)	8.92%		12/2029	296	295	—	296
JHCC Holdings LLC*	One stop	SF +	5.25%	(j)	8.92%		09/2027	17,663	17,633	0.5	17,663
JHCC Holdings LLC+	One stop	SF +	5.25%	(j)	8.92%		09/2027	5,113	5,162	0.1	5,113
JHCC Holdings LLC*+	One stop	SF +	5.25%	(j)	8.92%		09/2027	4,888	4,896	0.1	4,888
JHCC Holdings LLC*+	One stop	SF +	5.25%	(j)	8.92%		09/2027	6,870	6,861	0.2	6,870
JHCC Holdings LLC+	One stop	SF +	5.25%	(j)	8.92%		09/2027	2,757	2,770	0.1	2,757
JHCC Holdings LLC*+	One stop	SF +	5.25%	(j)	8.92%		09/2027	1,638	1,635	0.1	1,638
JHCC Holdings LLC+	One stop	SF +	5.25%	(j)	8.92%		09/2027	725	723	—	725
JHCC Holdings LLC+	One stop	SF +	5.25%	(j)	8.92%		09/2027	686	685	—	686
JHCC Holdings LLC+	One stop	P +	4.25%	(a)	11.00%		09/2027	130	130	—	130
JHCC Holdings LLC+	One stop	SF +	5.25%	(j)	8.92%		09/2027	3,965	3,942	0.1	3,965
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(i)(j)	8.22%		11/2032	15	15	—	15
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(i)	8.22%		11/2032	281	280	—	280
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(j)	8.20%		11/2032	4	3	—	3
MOP GM Holding, LLC*+	One stop	SF +	5.75%	(j)	9.57%		11/2026	32,461	32,426	0.8	31,812
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	9.72%		11/2026	3,816	3,805	0.1	3,740
MOP GM Holding, LLC*+	One stop	SF +	5.75%	(j)	9.74%		11/2026	3,571	3,562	0.1	3,499
MOP GM Holding, LLC*+	One stop	SF +	5.75%	(j)	9.74%		11/2026	3,491	3,477	0.1	3,421
MOP GM Holding, LLC*+	One stop	SF +	5.75%	(j)	9.57%		11/2026	2,587	2,576	0.1	2,536
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	9.74%		11/2026	2,133	2,125	0.1	2,091
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	9.74%		11/2026	1,967	1,957	0.1	1,928
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	9.57%		11/2026	716	713	—	702
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	9.57%		11/2026	527	524	—	516
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	9.60%		11/2026	400	398	—	392
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	9.74%		11/2026	264	262	—	258
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	9.57%		11/2026	201	200	—	197
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	9.57%		11/2026	88	88	—	86
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	9.74%		11/2026	88	88	—	86
MOP GM Holding, LLC+(5)	One stop				N/A(6)		11/2026	—	(14)	—	—
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(k)	8.87%		07/2029	231	221	—	231
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(j)	8.67%		07/2029	13,247	13,207	0.3	13,247
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(k)	8.60%		07/2029	1,443	1,424	—	1,443
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(j)	8.67%		07/2029	1,277	1,271	—	1,277
POY Holdings, LLC*+	One stop	SF +	5.50%	(j)	9.32%		11/2027	28,123	28,290	0.7	26,997
POY Holdings, LLC*+	One stop	SF +	5.50%	(j)	9.32%		11/2027	3,656	3,693	0.1	3,510
POY Holdings, LLC*+	One stop	SF +	5.50%	(j)	9.32%		11/2027	1,294	1,294	—	1,243

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	9.32%	11/2027	$862	$862	—%	$828
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	9.32%	11/2027	643	643	—	617
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	9.32%	11/2027	287	287	—	276
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	9.33%	11/2027	344	342	—	325
POY Holdings, LLC+(5)	One stop				N/A(6)	11/2027	—	(10)	—	—
POY Holdings, LLC*	One stop	SF +	5.50%	(j)	9.31%	11/2027	2,256	2,249	0.1	2,165
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(i)	8.47%	06/2031	4,796	4,764	0.1	4,796
Quick Quack Car Wash Holdings, LLC+(5)	One stop				N/A(6)	06/2031	—	(3)	—	—
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(i)	8.47%	06/2031	269	266	—	269
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(i)	8.47%	06/2031	140	138	—	140
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	4.75%	(i)	8.47%	06/2031	329	328	—	329
TWAS Holdings, LLC*+	One stop	SF +	4.75%	(i)	8.47%	12/2029	111,822	110,699	2.9	111,264
TWAS Holdings, LLC+(5)	One stop				N/A(6)	12/2029	—	(4)	—	(4)
TWAS Holdings, LLC+(5)	One stop				N/A(6)	12/2029	—	(9)	—	(4)
Yorkshire Parent, Inc.+	One stop	SF +	5.50%	(j)	9.17%	12/2029	62	61	—	62
Yorkshire Parent, Inc.*+	One stop	SF +	5.50%	(j)	9.17%	12/2029	2,203	2,225	0.1	2,203
Yorkshire Parent, Inc.+	One stop	SF +	5.50%	(j)	9.34%	12/2029	610	608	—	610
Yorkshire Parent, Inc.+	One stop	SF +	5.00%	(j)	8.84%	12/2029	751	728	—	751
Yorkshire Parent, Inc.+	One stop	SF +	5.00%	(j)	8.84%	12/2029	2,227	2,218	0.1	2,227
							411,740	410,135	10.1	408,622
Banks
Empyrean Solutions, LLC+	One stop	SF +	4.50%	(j)	8.17%	11/2031	9,283	9,244	0.2	9,283
Empyrean Solutions, LLC+(5)	One stop				N/A(6)	11/2031	—	(6)	—	—
Empyrean Solutions, LLC+(5)	One stop				N/A(6)	11/2031	—	(16)	—	—
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.75%	(j)	8.59%	12/2029	1,723	1,742	0.1	1,723
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.75%	(j)	8.59%	12/2029	270	267	—	270
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.75%	(j)	8.64%	12/2029	1,648	1,643	0.1	1,648
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.75%	(j)	8.61%	12/2029	93	89	—	93
							13,017	12,963	0.4	13,017
Beverages
Financial Information Technologies, LLC*+	One stop	SF +	4.75%	(j)	8.42%	06/2030	34,192	34,106	0.9	34,192
Financial Information Technologies, LLC+(5)	One stop				N/A(6)	06/2030	—	(1)	—	—
Financial Information Technologies, LLC+	One stop	SF +	4.75%	(j)	8.42%	06/2030	2,192	2,189	0.1	2,192
Financial Information Technologies, LLC+	One stop	SF +	4.75%	(j)	8.42%	06/2030	1,683	1,679	0.1	1,683
Spindrift Beverage Co. Inc.+(5)	One stop				N/A(6)	02/2032	—	(16)	—	—
Spindrift Beverage Co. Inc.+(5)	One stop				N/A(6)	02/2032	—	(5)	—	—
Spindrift Beverage Co. Inc.+	One stop	SF +	5.00%	(j)	8.94%	02/2032	7,653	7,569	0.2	7,653
Watermill Express, LLC*+	One stop	SF +	4.75%	(j)	8.42%	04/2031	3,047	3,021	0.1	3,047
Watermill Express, LLC+	One stop	SF +	4.75%	(j)	8.42%	04/2031	294	293	—	294
Watermill Express, LLC+(5)	One stop				N/A(6)	04/2031	—	(5)	—	—
Watermill Express, LLC+	One stop	SF +	4.75%	(j)	8.42%	04/2031	735	728	—	735
Watermill Express, LLC+	One stop	SF +	4.75%	(j)	8.45%	04/2031	369	366	—	369
Watermill Express, LLC*	One stop	SF +	4.75%	(j)	8.56%	04/2031	2,381	2,361	0.1	2,381
Watermill Express, LLC+	One stop	SF +	4.75%	(j)	8.42%	04/2031	2,771	2,756	0.1	2,771
Watermill Express, LLC+(5)	One stop				N/A(6)	04/2031	—	(11)	—	—
Winebow Holdings, Inc.*+	One stop	SF +	6.25%	(i)	10.07%	12/2027	9,210	8,955	0.2	7,737
							64,527	63,985	1.8	63,054
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Building Products
BECO Holding Company, Inc.+(5)	One stop				N/A(6)				11/2027	$—	$(1)	—%	$—
BECO Holding Company, Inc.*+	One stop	SF +	5.25%	(j)	9.07%				11/2028	40,472	40,911	1.0	40,472
BECO Holding Company, Inc.+	One stop	SF +	5.25%	(j)	9.07%				11/2028	312	310	—	312
BECO Holding Company, Inc.+(5)	One stop				N/A(6)				11/2028	—	(3)	—	—
										40,784	41,217	1.0	40,784
Capital Markets
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				01/2031	159	157	—	159
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				01/2031	2,507	2,522	0.1	2,507
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				01/2031	844	837	—	844
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				01/2031	9,899	9,835	0.3	9,899
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				01/2031	760	758	—	760
										14,169	14,109	0.4	14,169
Chemicals
AP Adhesives Holdings, LLC+(5)	One stop				N/A(6)				04/2032	—	(9)	—	—
AP Adhesives Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(4)	—	—
AP Adhesives Holdings, LLC+	One stop	SF +	4.75%	(j)	8.66%				04/2032	5,786	5,760	0.2	5,786
Inhance Parent, Inc.+(25)	One stop	SF +	7.00%	(j)	6.32%	cash/	4.50%	PIK	06/2029	841	841	—	841
Inhance Parent, Inc.+(25)	One stop	SF +	7.00%	(j)	6.32%	cash/	4.50%	PIK	06/2029	23,059	20,307	0.6	21,674
Inhance Parent, Inc.+(7)(25)	One stop	N/A			20.00%	PIK			06/2029	11,102	4,446	0.1	5,218
JSG II, Inc. and Checkers USA, Inc.+	One stop	SF +	4.50%	(i)	8.23%				09/2032	1,433	1,426	—	1,433
JSG II, Inc. and Checkers USA, Inc.+(5)	One stop				N/A(6)				09/2032	—	(1)	—	—
JSG II, Inc. and Checkers USA, Inc.+(5)	One stop				N/A(6)				09/2032	—	(1)	—	—
Krayden Holdings, Inc.*	Senior secured	SF +	4.75%	(i)	8.42%				03/2029	9,717	9,648	0.3	9,717
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(i)(j)	8.46%				03/2029	1,099	1,075	—	1,099
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(i)	8.42%				03/2029	3,028	2,980	0.1	3,028
PHM NL SP Bidco B.V.+(8)(9)(10)(25)	One stop	E +	6.75%	(d)	5.87%	cash/	3.00%	PIK	09/2028	55,695	51,996	1.3	51,796
PHM NL SP Bidco B.V.+(8)(10)(25)	One stop	SF +	6.75%	(h)	7.66%	cash/	3.00%	PIK	09/2028	20,606	19,873	0.5	19,164
PHM NL SP Bidco B.V.+(8)(9)(10)(25)	One stop	SN +	6.75%	(g)	7.47%	cash/	3.00%	PIK	09/2028	12,114	11,390	0.3	11,266
PHM NL SP Bidco B.V.+(8)(9)(10)(25)	One stop	E +	6.75%	(d)	5.92%	cash/	3.00%	PIK	09/2028	5,887	5,431	0.2	5,475
										150,367	135,158	3.6	136,497
Commercial Services & Supplies
CHA Vision Holdings, Inc.+	One stop				N/A(6)				01/2030	—	—	—	—
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.87%				01/2031	1,056	1,052	—	1,056
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.87%				01/2031	344	342	—	344
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.87%				01/2031	304	303	—	304
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.82%				01/2031	38	35	—	38
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop				N/A(6)				06/2031	—	(16)	—	—
CI (Quercus) Intermediate Holdings, LLC*+	One stop	SF +	5.00%	(j)	8.69%				06/2031	32,288	31,998	0.8	32,288
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(j)	8.67%				06/2031	984	959	—	984
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop				N/A(6)				06/2031	—	(5)	—	—
Dispatch Acquisition Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				11/2032	423	421	—	421
Dispatch Acquisition Holdings, LLC+	One stop	SF +	4.75%	(a)(j)	8.59%				11/2032	28	27	—	27
Kleinfelder Intermediate, LLC+	One stop	SF +	5.00%	(j)	8.84%				09/2030	4,036	3,956	0.1	4,036
Kleinfelder Intermediate, LLC+(5)	One stop				N/A(6)				09/2028	—	(5)	—	—
Kleinfelder Intermediate, LLC+	One stop	SF +	5.00%	(j)	8.84%				09/2030	438	433	—	438
Pearl Acquisition Buyer, Inc.+	One stop	SF +	4.50%	(j)	8.17%				12/2032	3	3	—	3
Pearl Acquisition Buyer, Inc.+	One stop	SF +	4.50%	(j)	8.17%				12/2032	343	342	—	342
Pearl Acquisition Buyer, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
Profile Products LLC+	One stop	SF +	5.50%	(j)	9.49%				11/2027	8,936	8,891	0.2	8,936
Profile Products LLC+	One stop	SF +	5.50%	(j)	9.49%				11/2027	1,811	1,798	0.1	1,811
Profile Products LLC+	One stop	P +	4.50%	(a)	11.25%				11/2027	60	60	—	60
Profile Products LLC+	One stop				N/A(6)				11/2027	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
PSC Parent, Inc.*+	One stop	SF +	5.25%	(i)	8.99%				04/2031	$5,436	$5,429	0.1%	$5,436
PSC Parent, Inc.+	One stop	SF +	5.25%	(i)	8.97%				04/2030	284	280	—	284
PSC Parent, Inc.+	One stop	SF +	5.25%	(i)	9.00%				04/2031	683	678	—	683
PSC Parent, Inc.+	One stop	SF +	5.25%	(i)	8.97%				04/2031	906	903	—	906
PT Intermediate Holdings III, LLC+(25)	One stop	SF +	5.00%	(j)	6.92%	cash/	1.75%	PIK	04/2030	21,420	21,406	0.6	21,420
PT Intermediate Holdings III, LLC+(5)	One stop				N/A(6)				04/2030	—	(4)	—	—
Radwell Parent, LLC*+	One stop	SF +	5.50%	(j)	9.17%				03/2029	33,854	33,623	0.9	33,854
Radwell Parent, LLC*+	One stop	SF +	5.50%	(j)	9.17%				03/2029	32,538	32,577	0.8	32,538
Radwell Parent, LLC+	One stop	SF +	5.50%	(j)	9.17%				03/2029	207	175	—	207
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.50%	(j)	8.50%				06/2029	247	247	—	245
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.50%	(i)(j)	8.44%				06/2029	2,967	2,954	0.1	2,937
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.50%	(j)	8.50%				06/2029	527	527	—	521
Trinity Air Consultants Holdings Corporation+(5)	One stop				N/A(6)				06/2029	—	(1)	—	(1)
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.50%	(j)	8.50%				06/2029	609	607	—	603
Trinity Air Consultants Holdings Corporation+(5)	One stop				N/A(6)				06/2029	—	(2)	—	(3)
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.50%	(j)	8.48%				06/2029	1,573	1,558	—	1,557
WRE Holding Corp.+(5)	One stop				N/A(6)				07/2031	—	(4)	—	—
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.71%				07/2031	75	75	—	75
WRE Holding Corp.+(5)	One stop				N/A(6)				07/2030	—	(18)	—	—
WRE Holding Corp.*	One stop	SF +	5.00%	(k)	8.87%				07/2031	16,308	16,178	0.4	16,308
WRE Holding Corp.*	One stop	SF +	5.00%	(k)	8.62%				07/2031	1,790	1,783	0.1	1,790
WRE Holding Corp.*	One stop	SF +	5.00%	(k)	8.60%				07/2031	1,079	1,074	—	1,079
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.60%				07/2031	839	836	—	839
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.60%				07/2031	294	292	—	294
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.60%				07/2031	300	299	—	300
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.60%				07/2031	186	186	—	186
										173,214	172,252	4.2	173,146
Communications Equipment
Lightning Finco Limited+(8)(15)	One stop	SF +	5.50%	(h)	9.59%				09/2028	14,802	14,784	0.4	14,802
Lightning Finco Limited+(8)(9)(15)	One stop	E +	5.50%	(d)	7.62%				09/2028	1,784	1,748	0.1	1,785
										16,586	16,532	0.5	16,587
Construction & Engineering
Consor Intermediate II, LLC*+	One stop	SF +	4.50%	(j)	8.17%				05/2031	5,498	5,501	0.2	5,498
Consor Intermediate II, LLC+(5)	One stop				N/A(6)				05/2031	—	(8)	—	—
Consor Intermediate II, LLC+	One stop	SF +	4.50%	(j)	8.17%				05/2031	134	131	—	134
DCCM, LLC+	One stop	SF +	4.75%	(i)	8.47%				06/2032	591	588	—	591
DCCM, LLC+(5)	One stop				N/A(6)				06/2032	—	(1)	—	—
DCCM, LLC+(5)	One stop				N/A(6)				06/2032	—	(1)	—	—
Royal Holdco Corporation+	One stop	SF +	4.50%	(j)	8.29%				12/2030	429	421	—	429
Royal Holdco Corporation+	One stop	SF +	4.50%	(j)	8.20%				12/2030	371	367	—	371
Royal Holdco Corporation+	One stop	SF +	4.50%	(j)	8.24%				12/2030	5,966	5,915	0.2	5,966
										12,989	12,913	0.4	12,989

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Containers & Packaging
Chase Intermediate*+	One stop	SF +	4.75%	(j)	8.59%		10/2028	$48,700	$49,200	1.3%	$48,700
Chase Intermediate+	One stop	SF +	4.75%	(j)	8.42%		10/2028	272	271	—	272
Chase Intermediate+	One stop	SF +	4.75%	(j)	8.59%		10/2028	2,278	2,274	0.1	2,278
Chase Intermediate+	One stop	SF +	4.75%	(j)	8.59%		10/2028	596	562	—	596
Fortis Solutions Group, LLC*+	One stop	SF +	5.50%	(j)	9.27%		10/2028	51,461	51,169	1.3	50,946
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	9.27%		10/2028	1,691	1,675	0.1	1,674
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	9.27%		10/2028	140	94	—	138
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(a)(j)	9.67%		10/2027	176	170	—	170
Packaging Coordinators Midco, Inc.+	One stop	SF +	4.50%	(j)	8.34%		07/2032	6,314	6,216	0.2	6,314
Packaging Coordinators Midco, Inc.+(5)	One stop				N/A(6)		07/2032	—	(8)	—	—
Packaging Coordinators Midco, Inc.+	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.+(9)	One stop	SN +	4.50%	(g)	8.22%		07/2032	12,583	12,269	0.3	12,583
Packaging Coordinators Midco, Inc.+	One stop	SF +	4.50%	(j)	8.34%		07/2032	36	36	—	36
Packaging Coordinators Midco, Inc.+(5)	One stop				N/A(6)		07/2032	—	(3)	—	—
Packaging Coordinators Midco, Inc.+	One stop				N/A(6)		07/2032	—	—	—	—
								124,247	123,925	3.3	123,707
Diversified Consumer Services
ABC Legal Holdings, LLC+	One stop	SF +	4.50%	(j)	8.34%		08/2032	1,333	1,327	—	1,333
ABC Legal Holdings, LLC+(5)	One stop				N/A(6)		08/2032	—	(1)	—	—
ABC Legal Holdings, LLC+(5)	One stop				N/A(6)		08/2032	—	(2)	—	—
Action Termite Control, LLC+	Senior secured				N/A(6)		12/2032	—	—	—	—
Action Termite Control, LLC+	Senior secured	SF +	4.25%	(j)	7.96%		12/2032	107	107	—	107
Action Termite Control, LLC+(5)	Senior secured				N/A(6)		12/2032	—	(2)	—	(2)
Any Hour, LLC*	One stop	SF +	5.25%	(j)	8.92%		05/2030	8,952	8,903	0.2	8,415
Any Hour, LLC+(25)	One stop	N/A			13.00%	PIK	05/2031	3,383	3,341	0.1	2,910
Any Hour, LLC+	One stop	SF +	5.25%	(i)(j)	8.96%		05/2030	797	786	—	740
Any Hour, LLC+	One stop	SF +	5.25%	(j)	8.92%		05/2030	253	239	—	240
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.82%		10/2030	4,379	4,437	0.1	4,390
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.78%		10/2030	13,820	13,763	0.4	13,854
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.82%		10/2030	1,042	1,031	—	1,045
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.71%		10/2029	21	20	—	21
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.84%		10/2030	2,192	2,173	0.1	2,198
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.81%		10/2030	4,456	4,427	0.1	4,472
Aptive Environmental, LLC+	One stop	SF +	4.75%	(i)	8.47%		10/2032	1,767	1,750	0.1	1,750
Aptive Environmental, LLC+(5)	One stop				N/A(6)		10/2032	—	(2)	—	(2)
Aptive Environmental, LLC+(5)	One stop				N/A(6)		10/2032	—	—	—	(1)
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.07%		08/2027	455	454	—	455
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.07%		08/2027	2,761	2,752	0.1	2,761
Certus Pest, Inc.*	One stop	SF +	5.25%	(j)	9.07%		08/2027	1,730	1,725	0.1	1,730
Certus Pest, Inc.*	One stop	SF +	5.25%	(j)	9.07%		08/2027	1,659	1,653	0.1	1,659
Certus Pest, Inc.*+	One stop	SF +	5.25%	(j)	9.07%		08/2027	1,197	1,194	—	1,197
Certus Pest, Inc.*	One stop	SF +	5.25%	(j)	9.07%		08/2027	1,182	1,179	—	1,182
Certus Pest, Inc.*+	One stop	SF +	5.25%	(j)	9.07%		08/2027	820	817	—	820
Certus Pest, Inc.*	One stop	SF +	5.25%	(j)	9.07%		08/2027	723	720	—	723
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.07%		08/2027	704	703	—	704
Certus Pest, Inc.*+	One stop	SF +	5.25%	(j)	9.07%		08/2027	416	415	—	416
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.07%		08/2027	260	259	—	260
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.07%		08/2027	142	141	—	142
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.07%		08/2027	60	60	—	60
Certus Pest, Inc.+	One stop				N/A(6)		08/2027	—	—	—	—
Certus Pest, Inc.+(5)	One stop				N/A(6)		08/2027	—	(10)	—	—
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.07%		08/2027	391	390	—	391

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.07%		08/2027	$2,324	$2,317	0.1%	$2,324
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.07%		08/2027	1,449	1,444	—	1,449
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.07%		08/2027	696	694	—	696
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.07%		08/2027	696	694	—	696
CHHJ Midco, LLC*+	Senior secured	SF +	5.00%	(j)	8.82%		01/2028	3,683	3,675	0.1	3,683
CHHJ Midco, LLC+	Senior secured	SF +	5.00%	(j)	8.84%		01/2028	30	30	—	30
CHVAC Services Investment, LLC*+	One stop	SF +	4.50%	(j)	8.17%		05/2030	6,367	6,293	0.2	6,367
CHVAC Services Investment, LLC*+	One stop	SF +	4.50%	(j)	8.17%		05/2030	1,656	1,639	0.1	1,656
CHVAC Services Investment, LLC+	One stop	SF +	4.50%	(i)	8.23%		05/2030	94	91	—	94
CHVAC Services Investment, LLC+	One stop	SF +	4.50%	(j)	8.17%		05/2030	61	24	—	61
COP Hometown Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(j)	9.24%		07/2027	2,370	2,362	0.1	2,370
COP Hometown Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(j)	9.24%		07/2027	2,309	2,300	0.1	2,309
COP Hometown Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(j)	9.09%		07/2027	1,513	1,507	—	1,513
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	9.14%		07/2027	1,070	1,065	—	1,070
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	9.24%		07/2027	1,140	1,135	—	1,140
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	9.09%		07/2027	687	684	—	687
COP Hometown Acquisitions, Inc.+(5)	Senior secured				N/A(6)		07/2027	—	(1)	—	—
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	9.13%		07/2027	1,366	1,365	—	1,366
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	9.12%		07/2027	1,034	1,034	—	1,034
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	9.08%		07/2027	909	909	—	909
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	9.19%		07/2027	5,476	5,441	0.2	5,476
EMS LINQ, LLC+	One stop	SF +	6.25%	(i)	10.07%		12/2027	13,835	13,855	0.4	13,697
EMS LINQ, LLC+	One stop	SF +	6.25%	(i)	10.07%		12/2027	84	83	—	80
Entomo Brands Acquisitions, Inc.*+	Senior secured	SF +	5.50%	(j)	9.32%		07/2029	4,333	4,336	0.1	4,333
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(j)	9.32%		07/2029	14	14	—	14
Entomo Brands Acquisitions, Inc.*+	Senior secured	SF +	5.50%	(j)	9.32%		07/2029	1,260	1,249	—	1,260
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	9.82%		03/2026	913	913	—	748
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	9.82%		03/2026	1,072	1,072	—	879
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	9.82%		03/2026	38	38	—	30
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	9.82%		03/2026	101	101	—	83
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	5.00%	(k)	8.70%	PIK	06/2029	130	130	—	130
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	5.00%	(k)	8.70%	PIK	06/2029	943	943	—	943
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	5.00%	(j)(k)	8.70%	PIK	06/2029	1,395	1,395	—	1,395
FPG Intermediate Holdco, LLC+(25)	Senior secured	SF +	5.00%	(k)	8.70%	PIK	06/2029	4,860	4,607	0.1	4,423
FPG Intermediate Holdco, LLC+(7)(25)	One stop	SF +	5.00%	(k)	8.70%	PIK	06/2029	1,944	1,630	0.1	1,633
FSS Buyer LLC+	One stop				N/A(6)		08/2030	—	—	—	—
FSS Buyer LLC*+	One stop	SF +	4.50%	(i)	8.22%		08/2031	6,863	6,826	0.2	6,863
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(j)	9.07%		06/2029	11,403	11,388	0.3	11,403
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(a)(i)	8.97%		06/2028	46	45	—	46
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(j)	9.09%		06/2029	684	683	—	684
Kodiak Buyer, LLC+	One stop	SF +	4.50%	(j)	8.17%		07/2032	614	611	—	614
Kodiak Buyer, LLC+(5)	One stop				N/A(6)		07/2032	—	(1)	—	—
Kodiak Buyer, LLC+(5)	One stop				N/A(6)		07/2032	—	(1)	—	—
Liminex, Inc.+	One stop	SF +	6.00%	(j)	9.99%		11/2026	35,293	35,279	0.9	35,293
Liminex, Inc.+	One stop	SF +	6.00%	(j)	9.99%		11/2026	23,281	23,251	0.6	23,281
Liminex, Inc.+	One stop	SF +	6.00%	(j)	9.99%		11/2026	15,793	15,716	0.4	15,793
Liminex, Inc.+	One stop	SF +	6.00%	(j)	9.99%		11/2026	20,117	20,267	0.5	20,117
Litera Bidco, LLC*	One stop	SF +	5.00%	(i)	8.72%		05/2028	5,136	5,144	0.1	5,136
Litera Bidco, LLC+	One stop	SF +	5.00%	(i)	8.72%		05/2028	2,051	2,046	0.1	2,051
Litera Bidco, LLC+(5)	One stop				N/A(6)		05/2028	—	(1)	—	—
Litera Bidco, LLC+(5)	One stop				N/A(6)		05/2028	—	(1)	—	—
Mario Purchaser, LLC+	One stop	SF +	5.75%	(j)	9.84%		04/2029	450	447	—	432
Mario Purchaser, LLC*+	One stop	SF +	5.75%	(j)	9.84%		04/2029	11,239	11,201	0.3	10,789

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Mario Purchaser, LLC+(25)	One stop	N/A			14.84%	PIK			04/2032	$5,185	$5,202	0.1%	$5,080
Mario Purchaser, LLC+	One stop	SF +	5.75%	(j)	9.84%				04/2029	5,174	5,195	0.1	4,968
Mario Purchaser, LLC+	One stop	SF +	5.75%	(j)	9.74%				04/2028	136	134	—	130
NSG Buyer, Inc. *+	One stop	SF +	5.00%	(j)	8.67%				11/2029	38,404	38,194	1.0	38,404
NSG Buyer, Inc. +	One stop	SF +	5.00%	(j)	8.67%				11/2028	145	141	—	145
NSG Buyer, Inc. +(5)	One stop				N/A(6)				11/2029	—	(27)	—	—
PADI Holdco, Inc.+	One stop	SF +	5.00%	(j)	9.08%				01/2029	541	537	—	541
PADI Holdco, Inc.*	One stop	SF +	5.00%	(j)	8.97%				01/2029	21,079	20,898	0.5	21,079
PADI Holdco, Inc.+(9)	One stop	E +	5.00%	(c)	7.07%				01/2029	20,958	20,192	0.5	20,958
PADI Holdco, Inc.+	One stop	SF +	5.00%	(j)	8.99%				01/2029	812	805	—	812
PADI Holdco, Inc.+	One stop	SF +	5.00%	(j)	8.89%				01/2029	168	166	—	168
PADI Holdco, Inc.+(9)	One stop	A +	5.50%	(e)	9.20%				01/2029	7,547	7,068	0.2	7,547
Provenance Buyer LLC*+	One stop	SF +	5.00%	(j)	8.77%				06/2027	20,527	20,432	0.5	20,323
Provenance Buyer LLC*+	One stop	SF +	5.00%	(j)	8.77%				06/2027	13,831	13,766	0.4	13,692
Provenance Buyer LLC+	One stop	SF +	5.00%	(j)	8.78%				06/2027	188	184	—	186
RW AM Holdco LLC+(7)	One stop	SF +	5.25%	(j)	9.02%				04/2028	23,613	23,037	0.3	12,987
RW AM Holdco LLC+(5)(7)	One stop				N/A(6)				04/2028	—	(8)	—	(90)
Salisbury House, LLC+	One stop	SF +	5.00%	(i)	8.72%				08/2032	30	29	—	30
Salisbury House, LLC+	One stop	SF +	5.00%	(k)	8.73%				08/2032	1,498	1,491	—	1,498
Salisbury House, LLC+(5)	One stop				N/A(6)				08/2032	—	(1)	—	—
SCP CDH Buyer, Inc.+	One stop	SF +	4.50%	(j)	8.17%				12/2032	354	352	—	351
SCP CDH Buyer, Inc.+(5)	One stop				N/A(6)				12/2032	—	(1)	—	(1)
SCP CDH Buyer, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
Severin Acquisition, LLC+(25)	One stop	SF +	4.75%	(i)	6.22%	cash/	2.25%	PIK	10/2031	35,852	35,567	0.9	35,494
Severin Acquisition, LLC+(5)	One stop				N/A(6)				10/2031	—	(37)	—	(44)
Severin Acquisition, LLC+(25)	One stop	SF +	4.75%	(i)	6.22%	cash/	2.25%	PIK	10/2031	1,561	1,530	—	1,487
Stellar Brands, LLC+	Senior secured	SF +	4.50%	(j)	8.17%				02/2031	7,133	7,087	0.2	7,133
Stellar Brands, LLC+(5)	Senior secured				N/A(6)				02/2031	—	(4)	—	—
Virginia Green Acquisition, LLC+(5)	One stop				N/A(6)				12/2030	—	(5)	—	(5)
Virginia Green Acquisition, LLC*+	One stop	SF +	5.25%	(k)	8.86%				12/2030	3,157	3,189	0.1	3,141
Virginia Green Acquisition, LLC+	One stop				N/A(6)				12/2029	—	—	—	—
Virginia Green Acquisition, LLC+(5)	One stop				N/A(6)				12/2030	—	—	—	(1)
										461,717	457,830	11.2	447,063
Diversified Financial Services
Baker Tilly Advisory Group, LP+(5)	One stop				N/A(6)				06/2030	—	(11)	—	—
Baker Tilly Advisory Group, LP+	One stop	SF +	4.75%	(i)	8.47%				06/2031	3,753	3,713	0.1	3,763
Baker Tilly Advisory Group, LP+	One stop	SF +	4.25%	(i)	7.97%				06/2031	5,031	5,008	0.1	5,031
Baker Tilly Advisory Group, LP+(5)	One stop				N/A(6)				06/2031	—	(8)	—	—
Banker's Toolbox, Inc.*+	One stop	SF +	4.50%	(j)	8.17%				07/2029	20,803	20,676	0.5	20,803
Banker's Toolbox, Inc.+(5)	One stop				N/A(6)				07/2029	—	(2)	—	—
Banker's Toolbox, Inc.+(5)	One stop				N/A(6)				07/2029	—	(2)	—	—
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	4.75%	(d)	6.83%				07/2031	17,494	15,986	0.5	17,494
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)(25)	Subordinated debt	E +	8.00%	(d)	10.08%	PIK			07/2032	2,278	2,086	0.1	2,278
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	4.75%	(d)	6.85%				07/2031	2,478	2,223	0.1	2,478
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.+(8)(9)(13)(25)	One stop	SN +	5.75%	(g)	9.22%	cash/	0.25%	PIK	12/2030	1,201	931	—	1,201
Corsair Blade IV S.A R.L.+(8)(13)(25)	One stop	SF +	5.75%	(j)	9.76%	cash/	0.25%	PIK	12/2030	3,725	3,725	0.1	3,725
Deerfield Dakota Holding, LLC+(5)	One stop				N/A(6)				09/2032	—	(2)	—	—
Deerfield Dakota Holding, LLC+(25)	One stop	SF +	5.75%	(j)	6.67%	cash/	2.75%	PIK	09/2032	1,844	1,826	0.1	1,844
Equity Methods, LLC+	One stop	SF +	4.75%	(j)	8.42%				04/2032	19,829	19,740	0.5	19,829
Equity Methods, LLC+(5)	One stop				N/A(6)				04/2032	—	(16)	—	—
Equity Methods, LLC+(5)	One stop				N/A(6)				04/2032	—	(20)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Finastra USA, Inc.+(8)(10)	One stop	SF +	7.25%	(j)	10.97%				09/2029	$1,476	$1,460	—%	$1,476
Flash Topco, Inc.+	One stop	SF +	6.00%	(k)	9.95%				10/2028	16,874	16,645	0.4	16,537
Flash Topco, Inc.+	One stop	SF +	6.50%	(k)	10.20%				10/2028	156	153	—	154
Flash Topco, Inc.+	One stop	SF +	6.00%	(k)	9.70%				10/2028	3,369	3,357	0.1	3,302
Higginbotham Insurance Agency, Inc.+(5)	One stop				N/A(6)				06/2031	—	—	—	(1)
Higginbotham Insurance Agency, Inc.+(5)	One stop				N/A(6)				06/2031	—	(1)	—	(1)
Higginbotham Insurance Agency, Inc.*+	One stop	SF +	4.50%	(i)(j)	8.22%				06/2031	8,908	8,931	0.2	8,886
Medlar Bidco Limited+(8)(9)(21)	One stop	SN +	5.00%	(g)	8.72%				05/2032	26,540	26,017	0.7	26,540
Medlar Bidco Limited+(5)(8)(9)(21)	One stop				N/A(6)				05/2032	—	(54)	—	—
Medlar Bidco Limited+(8)(9)(21)	One stop	E +	5.00%	(c)	6.99%				05/2032	32,978	31,549	0.9	32,978
Wealth Enhancement Group, LLC+	One stop	SF +	4.50%	(j)	8.49%				10/2028	409	408	—	409
Wealth Enhancement Group, LLC+	One stop	SF +	4.50%	(j)	8.49%				10/2028	91	91	—	91
Wealth Enhancement Group, LLC+(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
Wealth Enhancement Group, LLC+	One stop	SF +	4.50%	(j)	8.49%				10/2028	2,845	2,842	0.1	2,845
Wealth Enhancement Group, LLC+	One stop	SF +	4.50%	(j)	8.49%				10/2028	3,946	3,942	0.1	3,946
Wealth Enhancement Group, LLC+	One stop	SF +	4.50%	(j)	8.36%				10/2028	3,383	3,368	0.1	3,383
Wealth Enhancement Group, LLC+(5)	One stop				N/A(6)				10/2028	—	(2)	—	—
										179,411	174,558	4.7	178,991
Diversified Telecommunication Services
NTI Connect, LLC*+	Senior secured	SF +	4.75%	(j)	8.57%				07/2027	1,529	1,525	—	1,529

Electric Utilities
Smart Energy Systems, Inc.+(25)	One stop	SF +	7.50%	(j)	7.74%	cash/	3.75%	PIK	01/2030	6,484	6,368	0.2	6,354
Smart Energy Systems, Inc.+(25)	One stop	SF +	7.50%	(j)	7.74%	cash/	3.75%	PIK	01/2030	714	706	—	700
										7,198	7,074	0.2	7,054
Electrical Equipment
Power Grid Holdings, Inc.+	One stop	P +	3.75%	(a)	10.50%				12/2030	14	12	—	12
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(j)	8.42%				12/2030	1,040	1,029	—	1,028
Wildcat TopCo, Inc.+	One stop	SF +	4.50%	(j)	8.32%				11/2031	19,828	19,662	0.5	19,828
Wildcat TopCo, Inc.+(5)	One stop				N/A(6)				11/2031	—	(35)	—	—
Wildcat TopCo, Inc.+(5)	One stop				N/A(6)				11/2031	—	(18)	—	—
										20,882	20,650	0.5	20,868
Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	5.00%	(i)	8.82%				11/2028	33,629	32,977	0.9	33,629
CST Holding Company+(5)	One stop				N/A(6)				11/2028	—	(2)	—	—
										33,629	32,975	0.9	33,629
Food & Staples Retailing
GMF Parent, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
GMF Parent, Inc.+	One stop	SF +	4.50%	(j)	8.20%				12/2032	296	294	—	294
GMF Parent, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
GMF Parent, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.22%				03/2030	1,075	1,066	—	1,075
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.22%				03/2030	1,075	1,066	—	1,075
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.22%				03/2030	988	986	—	988
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.22%				03/2030	56	56	—	56
Mendocino Farms, LLC+	One stop				N/A(6)				03/2030	—	—	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.22%				03/2030	110	110	—	110
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.22%				03/2030	110	110	—	110
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.22%				03/2030	56	56	—	56
Mendocino Farms, LLC+(5)	One stop				N/A(6)				03/2030	—	(56)	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.22%				03/2030	56	56	—	56
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(j)	9.34%				02/2031	11,522	11,472	0.3	11,522
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(j)	9.34%				02/2031	65	64	—	65

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Wineshipping.com LLC+(25)	One stop	SF +	6.25%	(j)	4.82%	cash/	5.25%	PIK	12/2028	$221	$217	—%	$172
Wineshipping.com LLC+(25)	One stop	SF +	6.25%	(j)	4.82%	cash/	5.25%	PIK	12/2028	10,881	10,742	0.2	8,704
Wineshipping.com LLC+(25)	One stop	SF +	6.25%	(j)	4.82%	cash/	5.25%	PIK	12/2028	293	288	—	235
Wineshipping.com LLC+(5)	One stop				N/A(6)				12/2028	—	—	—	(176)
										26,804	26,527	0.5	24,342
Food Products
Blast Bidco Inc.*+	One stop	SF +	6.00%	(j)	9.67%				10/2030	4,843	4,795	0.1	4,843
Blast Bidco Inc.+(5)	One stop				N/A(6)				10/2029	—	(5)	—	—
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(j)	9.82%				06/2027	18,823	18,817	0.5	18,823
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(j)	9.82%				06/2027	1,556	1,550	—	1,556
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(j)	9.82%				06/2027	231	231	—	231
Borrower R365 Holdings, LLC+	One stop				N/A(6)				06/2027	—	—	—	—
Eagle Family Foods Group, LLC+	One stop	SF +	5.00%	(k)	8.79%				08/2030	12,089	11,996	0.3	12,089
Eagle Family Foods Group, LLC+(5)	One stop				N/A(6)				08/2030	—	(12)	—	—
Kodiak Cakes, LLC*+	Senior secured	SF +	5.25%	(k)	8.98%				06/2028	45,795	45,520	1.2	45,795
Kodiak Cakes, LLC+(5)	Senior secured				N/A(6)				06/2028	—	(3)	—	—
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(j)	10.07%				07/2027	13,523	13,494	0.4	13,523
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(i)(j)	10.07%				07/2027	254	251	—	254
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(j)	10.17%				12/2026	51,303	51,129	1.3	49,764
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(j)	10.17%				12/2026	600	594	—	582
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(j)	10.17%				12/2026	1,644	1,620	—	1,596
MAPF Holdings, Inc.+(25)	One stop	N/A			19.00%	PIK			12/2026	2,661	2,658	0.1	2,434
P&P Food Safety Holdings, Inc.*+	One stop	SF +	5.25%	(j)	8.92%				05/2029	13,105	13,168	0.3	13,105
P&P Food Safety Holdings, Inc.+(5)	One stop				N/A(6)				05/2029	—	(6)	—	—
P&P Food Safety Holdings, Inc.+(9)	One stop	E +	5.50%	(c)	7.52%				05/2029	12,114	11,737	0.3	12,114
P&P Food Safety Holdings, Inc.+(5)	One stop				N/A(6)				05/2029	—	(26)	—	—
Sphynx UK Bidco, Ltd.+(8)(9)(10)	One stop	A +	4.50%	(e)	8.23%				09/2032	313	303	—	313
Sphynx UK Bidco, Ltd.+(8)(9)(10)	One stop	E +	4.50%	(c)	6.52%				09/2032	304	300	—	304
Sphynx UK Bidco, Ltd.+(8)(9)(10)	One stop	SN +	4.50%	(g)	8.22%				09/2032	1,410	1,393	—	1,410
Wizard Bidco Limited+(8)(10)	One stop	SF +	6.00%	(j)	9.67%				03/2029	22,740	22,665	0.6	22,740
Wizard Bidco Limited+(8)(9)(10)(25)	One stop	SN +	6.25%	(g)	8.47%	cash/	1.50%	PIK	03/2029	11,267	10,822	0.3	11,267
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(g)	9.72%				03/2029	8,383	7,727	0.2	8,383
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(g)	8.47%				09/2028	202	185	—	202
Zullas, L.C.+(5)	One stop				N/A(6)				06/2031	—	(1)	—	—
Zullas, L.C.+	One stop	SF +	4.75%	(i)	8.47%				06/2031	438	436	—	438
Zullas, L.C.+	One stop	SF +	4.75%	(i)	8.47%				06/2031	72	70	—	72
										223,670	221,408	5.6	221,838

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Aspen Medical Products, LLC*+	One stop	SF +	4.75%	(i)	8.47%	06/2028	$6,994	$6,966	0.2%	$6,994
Aspen Medical Products, LLC+	One stop	SF +	4.75%	(i)	8.47%	06/2028	454	452	—	454
Aspen Medical Products, LLC+(5)	One stop				N/A(6)	06/2028	—	(1)	—	—
Aspen Medical Products, LLC+	One stop	SF +	4.75%	(i)	8.47%	06/2028	888	881	—	888
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.45%	(h)	10.37%	08/2028	7,745	7,748	0.2	7,589
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(c)	8.48%	08/2028	4,866	4,788	0.1	4,768
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.45%	(h)	10.37%	08/2028	1,912	1,912	0.1	1,874
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.45%	(g)	10.29%	08/2028	1,363	1,351	—	1,336
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(c)	8.47%	08/2028	1,161	1,093	—	1,137
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.45%	(g)	10.29%	08/2028	1,208	1,165	—	1,156
Belmont Instrument, LLC*+	One stop	SF +	5.25%	(j)	8.92%	08/2028	14,319	14,247	0.4	14,319
Belmont Instrument, LLC+(5)	One stop				N/A(6)	08/2028	—	(2)	—	—
Blades Buyer, Inc.*+	Senior secured	SF +	4.75%	(i)	8.62%	03/2028	12,128	12,103	0.3	12,037
Blades Buyer, Inc.*+	Senior secured	SF +	4.75%	(i)	8.62%	03/2028	1,720	1,711	0.1	1,708
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(i)	8.62%	03/2028	1,391	1,386	—	1,380
Blades Buyer, Inc.+(5)	Senior secured				N/A(6)	03/2028	—	(1)	—	(3)
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(i)	8.62%	03/2028	1,717	1,710	0.1	1,704
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(i)	8.62%	03/2028	6,880	6,861	0.2	6,828
Blades Buyer, Inc.+(5)	Senior secured				N/A(6)	03/2028	—	(2)	—	(3)
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	3	3	—	3
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	5	5	—	5
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(j)	9.62%	08/2029	2	2	—	2
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(j)	9.59%	08/2029	2	2	—	2
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	4	4	—	4
Blue River Pet Care, LLC*+	One stop	SF +	5.75%	(i)	9.57%	08/2029	62,124	62,002	1.6	62,124
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	12,303	12,334	0.3	12,303
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	2,868	2,875	0.1	2,868
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	2,757	2,764	0.1	2,757
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	2,730	2,737	0.1	2,730
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	2,098	2,104	0.1	2,098
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	1,242	1,239	—	1,242
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	412	411	—	412
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	180	177	—	180
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	291	291	—	291
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	297	295	—	297
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	225	225	—	225
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	255	255	—	255
Blue River Pet Care, LLC+	One stop				N/A(6)	08/2029	—	—	—	—
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	12	12	—	12
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	1	1	—	1
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	4	4	—	4
Blue River Pet Care, LLC+	One stop	SF +	5.75%	(i)	9.57%	08/2029	1	1	—	1
CCSL Holdings, LLC*	One stop	SF +	5.75%	(i)	9.47%	12/2028	20,788	20,754	0.5	20,788
CCSL Holdings, LLC*+	One stop	SF +	5.75%	(i)	9.47%	12/2028	5,613	5,624	0.2	5,613
CCSL Holdings, LLC+(9)	One stop	SN +	5.75%	(g)	9.47%	12/2028	3,559	3,323	0.1	3,559
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.47%	12/2028	3,454	3,431	0.1	3,454
CCSL Holdings, LLC*+	One stop	SF +	5.75%	(i)	9.47%	12/2028	2,870	2,851	0.1	2,870
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.47%	12/2028	543	540	—	543
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.47%	12/2028	972	968	—	972
CCSL Holdings, LLC+(9)	One stop	E +	5.75%	(b)	7.65%	12/2028	34,351	31,683	0.9	34,351
CCSL Holdings, LLC+(9)	One stop	E +	5.75%	(b)	7.65%	12/2028	6,729	5,979	0.2	6,729
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.47%	12/2028	2,760	2,749	0.1	2,760

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.47%				12/2028	$2,196	$2,187	0.1%	$2,196
Centegix Intermediate II, LLC+(25)	One stop	SF +	6.00%	(j)	6.63%	cash/	3.25%	PIK	08/2032	1,371	1,365	—	1,371
Centegix Intermediate II, LLC+	One stop	SF +	5.50%	(j)	9.31%				08/2032	136	135	—	136
Centegix Intermediate II, LLC+(5)	One stop				N/A(6)				08/2032	—	(2)	—	—
CMI Parent Inc.*	One stop	SF +	5.00%	(i)	8.72%				12/2026	22,299	22,253	0.6	22,299
CMI Parent Inc.*+	One stop	SF +	5.00%	(i)	8.72%				12/2026	19,627	19,669	0.5	19,627
CMI Parent Inc.*+	Senior secured	SF +	5.00%	(i)	8.72%				12/2026	9,410	9,403	0.3	9,410
CMI Parent Inc.*+	One stop	SF +	5.00%	(i)	8.72%				12/2026	8,830	8,822	0.2	8,830
CMI Parent Inc.+	One stop				N/A(6)				12/2026	—	—	—	—
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(j)	9.32%				06/2031	7,831	7,771	0.2	7,831
HuFriedy Group Acquisition, LLC+(5)	One stop				N/A(6)				05/2030	—	(6)	—	—
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(j)(k)	9.18%				06/2031	1,714	1,690	0.1	1,714
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(j)	9.26%				06/2031	295	290	—	295
Isto Group, Inc.+	One stop				N/A(6)				09/2032	—	—	—	—
Isto Group, Inc.+	One stop	SF +	4.75%	(j)	8.46%				09/2032	588	585	—	588
Isto Group, Inc.+(5)	One stop				N/A(6)				09/2032	—	(2)	—	—
JHC Investment Intermediate Holdings, LLC+	One stop	SF +	8.00%	(j)	11.94%				03/2029	1,235	1,235	—	1,235
JHC Investment Intermediate Holdings, LLC+	One stop	SF +	8.00%	(j)	11.94%				03/2029	922	761	—	922
RTI Surgical, Inc.+(5)	One stop				N/A(6)				09/2032	—	(2)	—	—
RTI Surgical, Inc.+	One stop	SF +	4.75%	(i)	8.47%				09/2032	1,667	1,659	0.1	1,667
TIDI Legacy Products, Inc.+	One stop	SF +	4.50%	(i)	8.22%				12/2029	3,476	3,526	0.1	3,476
TIDI Legacy Products, Inc.+	One stop				N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.+	One stop	SF +	4.50%	(i)	8.22%				12/2029	931	922	—	931
YI, LLC+	One stop	SF +	5.75%	(i)	9.49%				12/2029	4,374	4,374	0.1	4,374
YI, LLC+(5)	One stop				N/A(6)				12/2029	—	(1)	—	—
ZimVie, Inc.+	One stop	SF +	4.75%	(j)	8.42%				10/2032	1,500	1,493	—	1,493
ZimVie, Inc.+(5)	One stop				N/A(6)				10/2032	—	(1)	—	(1)
ZimVie, Inc.+	One stop	SF +	4.75%	(j)	8.42%				10/2032	80	79	—	79
										322,683	318,218	8.5	322,094

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
AAH TOPCO, LLC *+	One stop	SF +	5.25%	(i)	9.07%				12/2027	$8,560	$8,529	0.2%	$8,581
AAH TOPCO, LLC +	One stop	SF +	5.25%	(i)	9.07%				12/2027	8,048	8,075	0.2	8,068
AAH TOPCO, LLC +(25)	Subordinated debt	N/A			11.50%	PIK			12/2031	3,153	3,056	0.1	3,121
AAH TOPCO, LLC +	One stop	SF +	5.25%	(i)	9.07%				12/2027	3,460	3,473	0.1	3,468
AAH TOPCO, LLC +(5)	One stop				N/A(6)				12/2027	—	(1)	—	—
AAH TOPCO, LLC +	One stop	SF +	5.00%	(i)	8.82%				12/2027	2,487	2,456	0.1	2,487
Active Day, Inc.*+	One stop	SF +	5.00%	(i)	8.72%				05/2027	17,164	17,129	0.4	17,079
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.72%				05/2027	1,325	1,322	—	1,319
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.72%				05/2027	854	852	—	850
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.72%				05/2027	681	679	—	676
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.72%				05/2027	601	599	—	597
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.72%				05/2027	590	589	—	587
Active Day, Inc.+(5)	One stop				N/A(6)				05/2027	—	—	—	(2)
Active Day, Inc.+	One stop				N/A(6)				05/2027	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.72%				05/2027	4,568	4,554	0.1	4,545
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.72%				05/2027	6,578	6,558	0.2	6,545
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.72%				05/2027	276	275	—	275
Active Day, Inc.+(5)	One stop				N/A(6)				05/2027	—	(1)	—	(1)
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.72%				05/2027	94	94	—	94
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	9.87%				03/2027	15,970	15,943	0.4	15,970
Acuity Eyecare Holdings, LLC+(25)	One stop	N/A			16.50%	PIK			06/2027	17,512	17,450	0.5	17,687
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.07%				03/2027	3,945	3,937	0.1	3,954
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.12%				03/2027	3,513	3,507	0.1	3,522
Acuity Eyecare Holdings, LLC*+	One stop	SF +	6.25%	(j)	10.07%				03/2027	3,504	3,496	0.1	3,513
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.07%				03/2027	3,098	3,093	0.1	3,106
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	9.95%				03/2027	1,980	1,977	0.1	1,980
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.07%				03/2027	1,805	1,802	0.1	1,809
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	9.94%				03/2027	1,010	1,008	—	1,010
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.07%				03/2027	437	436	—	439
Acuity Eyecare Holdings, LLC+(25)	One stop	SF +	13.00%	(j)	10.07%	cash/	6.75%	PIK	03/2027	299	298	—	306
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	9.99%				03/2027	209	209	—	209
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.07%				03/2027	161	161	—	162
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(j)	10.23%				03/2027	106	106	—	107
Acuity Eyecare Holdings, LLC+(25)	One stop	SF +	13.00%	(j)	10.10%	cash/	6.75%	PIK	03/2027	117	117	—	120
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.07%				03/2027	1	1	—	1
Acuity Eyecare Holdings, LLC+	One stop				N/A(6)				03/2027	—	—	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(25)	Subordinated debt	N/A			13.75%	PIK			03/2028	18,612	18,732	0.5	18,612
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*+	One stop	SF +	6.00%	(j)	9.92%				03/2027	6,336	6,341	0.2	6,336
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	9.92%				03/2027	5,296	5,296	0.1	5,296
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(25)	Subordinated debt	N/A			13.75%	PIK			03/2028	4,039	4,025	0.1	4,039
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(25)	Subordinated debt	N/A			13.75%	PIK			03/2028	1,545	1,540	—	1,545
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	9.94%				03/2027	826	826	—	826
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	9.94%				03/2027	392	392	—	392
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop				N/A(6)				03/2027	—	—	—	—
Bamboo US Bidco LLC+	One stop	SF +	5.00%	(i)(j)	8.83%				09/2030	1,360	1,354	—	1,360
Bamboo US Bidco LLC+	One stop	SF +	5.00%	(i)	8.79%				09/2030	1,134	1,134	—	1,134
Bamboo US Bidco LLC*+	One stop	SF +	5.25%	(j)	9.09%				09/2030	2,706	2,659	0.1	2,706
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bamboo US Bidco LLC+	One stop	SF +	5.25%	(j)	9.09%				09/2030	$414	$413	—%	$414
Bamboo US Bidco LLC+(5)	One stop				N/A(6)				10/2029	—	(10)	—	—
Bamboo US Bidco LLC+(9)	One stop	E +	5.00%	(c)	7.07%				09/2030	1,978	1,745	0.1	1,978
Bayou Intermediate II, LLC+(5)	One stop				N/A(6)				09/2032	—	(1)	—	—
Bayou Intermediate II, LLC+	One stop	SF +	4.75%	(j)	8.42%				09/2032	1,410	1,403	—	1,410
Bayou Intermediate II, LLC+	One stop	SF +	4.75%	(i)(j)	8.43%				09/2032	153	151	—	153
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop				N/A(6)				11/2030	—	(11)	—	—
Benefit Plan Administrators of Eau Claire, LLC*	One stop	SF +	4.75%	(j)	8.57%				11/2030	12,940	12,875	0.3	12,940
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop				N/A(6)				11/2030	—	(37)	—	—
Benefit Plan Administrators of Eau Claire, LLC+	One stop	SF +	4.75%	(j)	8.57%				11/2030	9,925	9,872	0.3	9,925
BHG Holdings, LLC+	One stop	SF +	5.50%	(j)	9.34%				04/2032	24,732	24,537	0.6	24,732
BHG Holdings, LLC+(5)	One stop				N/A(6)				04/2032	—	(25)	—	—
BHG Holdings, LLC+(5)	One stop				N/A(6)				04/2032	—	(56)	—	—
Community Care Partners, LLC+	One stop	SF +	6.00%	(i)	9.83%				06/2026	3,445	3,405	0.1	3,445
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	One stop	SF +	5.00%	(k)	8.73%				04/2031	771	760	—	771
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				04/2031	482	446	—	482
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop				N/A(6)				04/2031	—	(1)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop				N/A(6)				10/2030	—	(2)	—	—
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	15,593	15,208	0.4	15,593
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	8,137	7,939	0.2	8,137
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	4,209	4,175	0.1	4,209
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	2,140	2,088	0.1	2,140
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	1,889	1,874	0.1	1,889
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	1,176	1,157	—	1,176
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	977	945	—	977
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	962	939	—	962
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	921	899	—	921
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	834	814	—	834
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	423	409	—	423
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	358	349	—	358
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	175	171	—	175
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.72%				02/2027	168	163	—	168
Encorevet Group LLC+	One stop	SF +	6.75%	(j)(k)	10.80%				02/2027	94	92	—	94
Encorevet Group LLC+(25)	One stop	N/A			13.00%	PIK			05/2027	112	106	—	110
Encorevet Group LLC+	One stop	SF +	8.75%	(j)	12.70%				02/2027	184	184	—	187
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(j)	9.46%				03/2030	1,374	1,309	—	1,374
ERC Topco Holdings, LLC+(25)	One stop	SF +	6.76%	(j)	1.00%	cash/	9.76%	PIK	03/2030	7,872	7,294	0.2	6,455
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(j)	9.43%				03/2030	76	76	—	76
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%				09/2029	11,108	11,285	0.3	11,108
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%				09/2029	4,015	4,052	0.1	4,015
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%				09/2029	2,735	2,774	0.1	2,735
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%				09/2029	2,604	2,634	0.1	2,604
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.00%	(j)	8.84%				09/2029	1,105	1,097	—	1,105
FYI Optical Acquisitions, Inc. & FYI USA, Inc.*+(8)(12)	One stop	SF +	5.00%	(j)	8.84%				09/2029	554	550	—	554
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%				09/2029	475	471	—	475

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%		09/2029	$288	$280	—%	$288
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%		09/2029	106	103	—	106
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(k)	8.80%		06/2028	2,500	2,506	0.1	2,500
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(k)	8.80%		06/2028	1,187	1,182	—	1,187
Heartland Veterinary Partners LLC+	Senior secured				N/A(6)		06/2028	—	—	—	—
HP TLE Buyer, Inc.+	One stop	SF +	4.75%	(j)	8.42%		07/2032	1,639	1,632	0.1	1,639
HP TLE Buyer, Inc.+(5)	One stop				N/A(6)		07/2032	—	(2)	—	—
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.00%	(j)	8.67%		11/2026	2,565	2,560	0.1	2,565
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.00%	(j)	8.67%		11/2026	2,065	2,059	0.1	2,065
Krueger-Gilbert Health Physics, LLC*	Senior secured	SF +	5.00%	(j)	8.67%		11/2026	1,505	1,504	—	1,505
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.00%	(j)	8.67%		11/2026	1,383	1,380	—	1,383
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.00%	(j)	8.67%		11/2026	607	605	—	607
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.00%	(j)	8.73%		11/2026	284	283	—	284
Krueger-Gilbert Health Physics, LLC+	Senior secured				N/A(6)		11/2026	—	—	—	—
Krueger-Gilbert Health Physics, LLC+	One stop	SF +	5.00%	(j)	8.67%		11/2026	663	661	—	663
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.00%	(j)	8.67%		11/2026	296	296	—	296
LOV Acquisition LLC*+	Senior secured	SF +	4.25%	(i)	7.97%		11/2031	25,123	25,017	0.7	25,123
LOV Acquisition LLC+(5)	Senior secured				N/A(6)		11/2031	—	(11)	—	—
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.25%	(m)	7.51%		05/2028	25,776	27,780	0.7	25,777
New Look Corporation and New Look Vision Group Inc. *+(8)(12)	One stop	SF +	5.25%	(j)	8.92%		05/2028	5,806	5,744	0.2	5,806
New Look Corporation and New Look Vision Group Inc. *+(8)(12)	One stop	SF +	5.25%	(j)	8.92%		05/2028	4,097	4,032	0.1	4,097
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.25%	(m)	7.51%		05/2028	1,596	1,678	—	1,596
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.25%	(m)	7.51%		05/2028	831	859	—	831
New Look Corporation and New Look Vision Group Inc. +(8)(12)	One stop	SF +	5.25%	(j)	8.92%		05/2028	130	125	—	130
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.25%	(m)	7.51%		05/2028	198	190	—	198
New Look Corporation and New Look Vision Group Inc. +(5)(8)(12)	One stop				N/A(6)		05/2028	—	(2)	—	—
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(j)	9.57%		01/2027	18,084	17,979	0.5	17,903
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(j)	9.57%		01/2027	12,115	12,071	0.3	11,994
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(j)	9.57%		01/2027	2,436	2,428	0.1	2,411
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(j)	9.57%		01/2027	2,353	2,344	0.1	2,330
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(j)	9.57%		01/2027	1,488	1,482	—	1,472
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(j)	9.57%		01/2027	1,350	1,346	—	1,337
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(j)	9.57%		01/2027	671	671	—	665
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(j)	9.57%		01/2027	526	521	—	521
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(j)	9.57%		01/2027	178	176	—	176
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(j)	9.57%		01/2027	101	101	—	100
Pinnacle Treatment Centers, Inc.+	One stop	P +	4.50%	(a)(i)	10.81%		01/2027	695	677	—	675
PPV Intermediate Holdings, LLC+	One stop	SF +	5.75%	(j)	9.63%		08/2029	96	90	—	90
PPV Intermediate Holdings, LLC*+	One stop	SF +	5.75%	(j)	9.57%		08/2029	14,012	13,953	0.4	13,871
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK	08/2030	2,136	2,109	0.1	2,066
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK	08/2030	89	86	—	86
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK	08/2030	493	489	—	477
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK	08/2030	90	90	—	87
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			14.75%	PIK	08/2030	10,731	10,784	0.3	10,731
PPV Intermediate Holdings, LLC+	One stop	SF +	5.25%	(j)	9.07%		08/2029	5,474	5,401	0.1	5,334
Premise Health Holding Corp.+	One stop	SF +	4.50%	(j)	8.17%		11/2032	1,373	1,365	—	1,360
Premise Health Holding Corp.+(5)	One stop				N/A(6)		11/2031	—	(2)	—	(3)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Premise Health Holding Corp.+	One stop	SF +	4.50%	(j)	8.17%				11/2032	$657	$650	—%	$650
Premise Health Holding Corp.+(5)	One stop				N/A(6)				11/2032	—	(1)	—	(3)
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.74%				05/2027	24,775	24,806	0.6	24,775
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.74%				05/2027	2,562	2,554	0.1	2,562
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.73%				05/2027	2,142	2,138	0.1	2,142
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.72%				05/2027	1,177	1,175	—	1,177
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.74%				05/2027	1,078	1,076	—	1,078
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.74%				05/2027	728	727	—	728
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.74%				05/2027	241	241	—	241
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.74%				05/2027	213	212	—	213
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.74%				05/2027	199	199	—	199
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.72%				05/2027	199	199	—	199
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.74%				05/2027	78	78	—	78
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.66%				05/2027	80	80	—	80
Suveto Buyer, LLC+	One stop	P +	3.50%	(a)	10.25%				09/2027	18	17	—	18
Suveto Buyer, LLC*+	One stop	SF +	4.50%	(i)	8.22%				09/2027	27,387	27,384	0.7	27,387
Suveto Buyer, LLC+	One stop	SF +	4.50%	(i)	8.22%				09/2027	11,145	11,072	0.3	11,145
										506,687	505,825	12.8	504,532
Healthcare Technology
Amberfield Acquisition Co.*+	One stop	SF +	5.50%	(j)	9.17%				05/2030	7,138	7,113	0.2	7,138
Amberfield Acquisition Co.+	One stop	SF +	5.50%	(j)	9.17%				05/2030	176	169	—	176
Amberfield Acquisition Co.+	One stop	SF +	5.50%	(j)	9.17%				05/2030	164	162	—	164
Color Intermediate, LLC*+	Senior secured	SF +	4.75%	(j)	8.52%				10/2029	17,345	17,313	0.5	17,345
Connexin Software, Inc.+	One stop	SF +	6.00%	(j)	9.67%				03/2027	11,730	11,713	0.3	11,730
Connexin Software, Inc.+	One stop				N/A(6)				03/2027	—	—	—	—
Crow River Buyer, Inc.+	One stop	SF +	6.00%	(j)	9.84%				01/2029	6,032	6,020	0.2	6,032
Crow River Buyer, Inc.+(5)	One stop				N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.+	One stop	SF +	6.00%	(i)	9.72%				01/2029	8,700	8,635	0.2	8,700
ESO Solution, Inc.+	One stop	SF +	6.75%	(j)	10.58%				05/2027	11,359	11,374	0.3	11,359
ESO Solution, Inc.+	One stop	SF +	6.75%	(j)	10.58%				05/2027	3,803	3,767	0.1	3,803
ESO Solution, Inc.+	One stop	SF +	6.75%	(j)(k)	10.55%				03/2027	128	128	—	128
GHX Ultimate Parent Corporation+	One stop	SF +	4.75%	(j)	8.42%				12/2031	53,614	53,156	1.4	53,614
GHX Ultimate Parent Corporation+(5)	One stop				N/A(6)				12/2031	—	(43)	—	—
Healthmark Holdings, L.P.+(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
Healthmark Holdings, L.P.+	One stop	SF +	4.50%	(j)	8.32%				07/2032	1,499	1,492	—	1,499
Healthmark Holdings, L.P.+(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.36%				07/2031	15,674	15,549	0.4	15,674
Kona Buyer, LLC+(5)	One stop				N/A(6)				07/2031	—	(15)	—	—
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.36%				07/2031	920	920	—	920
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.36%				07/2031	259	258	—	259
Kona Buyer, LLC+	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC+	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC+	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC+	One stop				N/A(6)				07/2031	—	—	—	—
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(g)	9.47%				02/2031	638	600	—	638
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.75%	(g)	9.47%				02/2031	851	837	—	851
Lacker Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(2)	—	—
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(g)	9.22%				02/2031	30	30	—	25
Modernizing Medicine, Inc.+(25)	One stop	SF +	4.75%	(j)	6.17%	cash/	2.25%	PIK	04/2032	32,565	32,276	0.8	32,565
Modernizing Medicine, Inc.+(5)	One stop				N/A(6)				04/2032	—	(27)	—	—
Neptune Holdings, Inc.*	One stop	SF +	4.50%	(j)	8.17%				09/2030	15,976	16,054	0.4	15,976
Neptune Holdings, Inc.+	One stop				N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.+(25)	One stop	SF +	5.20%	(i)	6.22%	cash/	2.70%	PIK	08/2031	53,460	53,022	1.4	53,460

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Netsmart Technologies, Inc.+(5)	One stop				N/A(6)				08/2031	$—	$(56)	—%	$—
Netsmart Technologies, Inc.+(5)	One stop				N/A(6)				08/2031	—	(28)	—	—
Netsmart Technologies, Inc.+(25)	One stop	SF +	5.20%	(i)	6.22%	cash/	2.70%	PIK	08/2031	502	500	—	502
Plasma Buyer LLC+(7)(25)	One stop	SF +	5.75%	(j)	9.42%	PIK			05/2029	8,378	7,820	0.2	6,870
Plasma Buyer LLC+(7)(25)	One stop	SF +	5.75%	(j)	9.42%	PIK			05/2029	317	296	—	260
Plasma Buyer LLC+(7)(25)	One stop	SF +	5.75%	(j)	9.42%	PIK			05/2028	116	108	—	96
QF Holdings, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
QF Holdings, Inc.+	One stop	SF +	4.50%	(j)	8.19%				12/2032	372	372	—	370
QF Holdings, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
Signant Finance One Limited+(5)	One stop				N/A(6)				10/2031	—	(1)	—	(1)
Signant Finance One Limited+(25)	One stop	SF +	4.75%	(j)	8.42%	PIK			10/2031	1,507	1,493	—	1,492
Signant Finance One Limited+(5)	One stop				N/A(6)				10/2031	—	(2)	—	(3)
Transaction Data Systems, Inc.*+	One stop	SF +	4.25%	(j)	8.07%				08/2026	74,241	74,189	1.9	74,241
Transaction Data Systems, Inc.+	One stop				N/A(6)				08/2026	—	—	—	—
										327,494	325,189	8.3	325,883
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC*+	One stop	SF +	6.00%	(j)(k)	9.82%				08/2028	13,506	13,487	0.4	13,506
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(k)	9.95%				08/2028	681	678	—	681
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(j)	9.82%				08/2028	465	439	—	465
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(j)(k)	9.94%				08/2028	200	199	—	200
BJH Holdings III Corp.*+	One stop	SF +	5.00%	(j)	8.69%				08/2027	69,390	69,197	1.8	69,390
BJH Holdings III Corp.+	One stop	SF +	5.00%	(j)	8.69%				08/2027	651	644	—	651
BJH Holdings III Corp.+	One stop	SF +	5.00%	(j)	8.69%				08/2027	5,533	5,486	0.2	5,533
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(j)	9.74%				09/2028	17,766	17,767	0.5	17,589
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(j)	9.74%				09/2028	3,168	3,158	0.1	3,136
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(j)	9.74%				09/2028	2,128	2,128	0.1	2,106
Cafe Rio Holding, Inc.*	One stop	SF +	5.75%	(j)	9.74%				09/2028	1,350	1,350	—	1,337
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(j)	9.74%				09/2028	1,192	1,193	—	1,181
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)(j)	9.67%				09/2028	247	247	—	245
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.74%				09/2028	171	171	—	169
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.74%				09/2028	123	122	—	121
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.74%				09/2028	97	97	—	96
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.74%				09/2028	96	95	—	95
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.74%				09/2028	77	77	—	77
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.74%				09/2028	49	49	—	48
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.74%				09/2028	55	55	—	55
CB Sports Holdings Bidco, LLC+	One stop				N/A(6)				12/2032	—	—	—	—
CB Sports Holdings Bidco, LLC+	One stop	SF +	4.50%	(j)	8.20%				12/2032	185	184	—	184
CB Sports Holdings Bidco, LLC+(5)	One stop				N/A(6)				12/2032	—	(1)	—	(1)
CB Sports Holdings Bidco, LLC+	One stop				N/A(6)				12/2032	—	—	—	—
CR Fitness Holdings, LLC+	Senior secured	SF +	4.25%	(j)	7.92%				10/2031	32	31	—	31
CR Fitness Holdings, LLC+	Senior secured	SF +	4.25%	(j)	7.92%				10/2032	1,500	1,496	—	1,496
CR Fitness Holdings, LLC+(5)	Senior secured				N/A(6)				10/2032	—	(1)	—	(1)
Crumbl Enterprises, LLC+(5)	One stop				N/A(6)				05/2032	—	(12)	—	—
Crumbl Enterprises, LLC*+	One stop	SF +	4.50%	(j)	8.17%				05/2032	32,245	32,100	0.8	32,245
ESN Venture Holdings, LLC*+(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	5,377	5,324	0.1	5,377
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.54%	cash/	3.38%	PIK	10/2029	921	915	—	921
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	814	806	—	814
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	374	370	—	374
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	182	181	—	182
ESN Venture Holdings, LLC+(5)	One stop				N/A(6)				10/2029	—	(8)	—	—
ESN Venture Holdings, LLC+(5)(25)	One stop	SF +	6.26%	(j)	6.54%	cash/	3.38%	PIK	10/2029	3	(18)	—	3
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	440	438	—	440

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	$1,595	$1,584	—%	$1,595
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.25%	(j)	6.69%	cash/	3.38%	PIK	10/2029	4,007	3,988	0.1	4,007
GFP Atlantic Holdco 2, LLC+	One stop	SF +	6.00%	(j)	9.87%				11/2027	1,064	1,063	—	1,064
GFP Atlantic Holdco 2, LLC+	One stop	SF +	6.00%	(j)	9.85%				11/2027	796	787	—	796
Harri US LLC+(25)	One stop	SF +	7.25%	(j)	6.32%	cash/	4.75%	PIK	08/2028	1,320	1,299	—	1,267
Harri US LLC+(25)	One stop	SF +	7.25%	(j)	6.32%	cash/	4.75%	PIK	08/2028	893	889	—	857
Harri US LLC+(25)	One stop	SF +	7.25%	(j)	6.32%	cash/	4.75%	PIK	08/2028	867	863	—	832
Harri US LLC+(5)	One stop				N/A(6)				08/2028	—	—	—	(2)
Harri US LLC+(25)	One stop	SF +	7.25%	(j)	6.32%	cash/	4.75%	PIK	08/2028	1,613	1,518	—	1,549
Harri US LLC+	One stop	N/A			14.00%				08/2028	2,077	2,051	0.1	2,077
Health Buyer, LLC*+	Senior secured	SF +	4.75%	(j)	8.42%				04/2030	6,623	6,575	0.2	6,623
Health Buyer, LLC+	Senior secured	SF +	4.75%	(i)	8.48%				04/2030	38	38	—	38
Health Buyer, LLC+(5)	Senior secured				N/A(6)				04/2030	—	(3)	—	—
Olo Parent, Inc.+	One stop	SF +	4.50%	(j)	8.32%				09/2032	2,326	2,320	0.1	2,326
Olo Parent, Inc.+	One stop				N/A(6)				09/2032	—	—	—	—
Patriot Acquireco, LLC+	One stop	SF +	4.50%	(j)	8.18%				09/2032	36	35	—	36
Patriot Acquireco, LLC+	One stop	SF +	4.50%	(j)	8.17%				09/2032	1,814	1,805	0.1	1,814
PB Group Holdings, LLC+(25)	One stop	SF +	5.50%	(i)	6.47%	cash/	2.75%	PIK	08/2030	37,754	37,613	1.0	37,754
PB Group Holdings, LLC+	One stop	SF +	5.00%	(i)	8.72%				08/2030	1,832	1,815	0.1	1,832
QSR Acquisition Co.+	One stop	SF +	4.25%	(i)	7.97%				06/2032	1,522	1,516	—	1,522
QSR Acquisition Co.+	One stop				N/A(6)				06/2032	—	—	—	—
QSR Acquisition Co.+(5)	One stop				N/A(6)				06/2032	—	(1)	—	—
Rooster BidCo Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				03/2032	119	112	—	119
Rooster BidCo Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				03/2032	4,995	4,757	0.1	4,995
Rooster BidCo Limited+(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(23)	—	—
Saguaro Buyer, LLC+	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC+	One stop	SF +	4.50%	(j)	8.17%				07/2032	399	397	—	399
Saguaro Buyer, LLC+	One stop	SF +	4.50%	(j)	8.34%				07/2032	217	216	—	217
Saguaro Buyer, LLC+	One stop	SF +	4.50%	(j)	8.17%				07/2032	54	52	—	54
SDC Holdco, LLC+(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
SDC Holdco, LLC+	One stop	SF +	4.38%	(i)	8.10%				07/2032	1,788	1,780	0.1	1,788
SSRG Holdings, LLC*	One stop	SF +	4.75%	(j)	8.42%				11/2029	12,376	12,284	0.3	12,376
SSRG Holdings, LLC*+	One stop	SF +	4.75%	(j)	8.42%				11/2029	7,682	7,685	0.2	7,682
SSRG Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				11/2029	636	623	—	636
SSRG Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				11/2029	606	602	—	606
SSRG Holdings, LLC+(5)	One stop				N/A(6)				11/2029	—	(1)	—	—
SSRG Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				11/2029	676	673	—	676
YE Brands Holding, LLC*+	One stop	SF +	4.75%	(j)	8.42%				10/2027	17,410	17,524	0.5	17,410
YE Brands Holding, LLC+	One stop	SF +	4.75%	(j)	8.42%				10/2027	1,176	1,172	—	1,176
YE Brands Holding, LLC+	One stop	SF +	4.75%	(j)	8.42%				10/2027	24	24	—	24
										273,353	272,075	6.9	272,891
Household Durables
TLB Holdings I, LLC+(5)	One stop				N/A(6)				10/2031	—	(1)	—	(1)
TLB Holdings I, LLC+	One stop	SF +	4.75%	(j)	8.62%				10/2031	556	553	—	553
TLB Holdings I, LLC+(5)	One stop				N/A(6)				10/2031	—	(1)	—	(1)
										556	551	—	551
Household Products
WU Holdco, Inc.+	One stop	SF +	4.75%	(j)	8.42%				04/2032	9,540	9,497	0.3	9,540
WU Holdco, Inc.+	One stop	SF +	4.75%	(j)	8.44%				04/2032	62	59	—	62
WU Holdco, Inc.+(5)	One stop				N/A(6)				04/2032	—	(5)	—	—
										9,602	9,551	0.3	9,602
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Arch Global CCT Holdings Corp.*+	Senior secured	SF +	4.75%	(j)	8.52%	04/2026	$3,151	$3,137	0.1%	$2,993
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(j)	8.52%	04/2026	634	624	—	602
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(j)	8.52%	04/2026	589	580	—	560
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.42%	07/2029	5,752	5,740	0.2	5,752
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.69%	07/2029	1,077	1,060	—	1,077
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.42%	07/2029	1,459	1,450	—	1,459
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.42%	07/2029	466	464	—	466
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.42%	07/2029	547	540	—	547
Dwyer Instruments, Inc.+(5)(9)	One stop				N/A(6)	07/2029	—	(28)	—	—
Dwyer Instruments, Inc.+(9)	One stop	E +	5.00%	(c)	7.02%	07/2029	52,904	47,127	1.4	52,904
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.42%	07/2029	6,418	6,362	0.2	6,418
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.42%	07/2029	1,481	1,470	—	1,481
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(j)	8.88%	06/2031	11,514	11,424	0.3	11,399
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(j)	8.88%	06/2030	564	554	—	554
Essential Services Holdings Corporation+(5)	One stop				N/A(6)	06/2031	—	(9)	—	(23)
Excelitas Technologies Corp.+(5)	One stop				N/A(6)	08/2029	—	(43)	—	—
Excelitas Technologies Corp.*+	One stop	SF +	5.25%	(i)	8.97%	08/2029	10,022	9,974	0.3	10,022
Excelitas Technologies Corp.+(9)	One stop	E +	5.25%	(b)	7.15%	08/2029	1,999	1,774	0.1	1,999
Excelitas Technologies Corp.+(5)	One stop				N/A(6)	08/2028	—	(2)	—	—
							98,577	92,198	2.6	98,210
Insurance
AMBA Buyer, Inc.*+	One stop	SF +	5.25%	(j)	9.02%	07/2027	4,411	4,418	0.1	4,411
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)	9.02%	07/2027	1,313	1,312	—	1,313
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)	9.02%	07/2027	1,108	1,106	—	1,108
AMBA Buyer, Inc.+	One stop				N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)	9.02%	07/2027	160	160	—	160
Bellwether Buyer, LLC+(5)	One stop				N/A(6)	04/2032	—	(5)	—	—
Bellwether Buyer, LLC+	One stop	SF +	4.50%	(i)	8.23%	04/2032	5,031	5,009	0.1	5,031
Bellwether Buyer, LLC+(5)	One stop				N/A(6)	04/2032	—	(6)	—	—
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	9.34%	03/2028	561	555	—	561
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	9.29%	03/2028	378	378	—	378
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	9.34%	03/2028	97	96	—	97
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	9.34%	03/2028	465	457	—	465
Captive Resources Midco, LLC+	One stop	SF +	4.50%	(i)	8.22%	07/2029	22,958	22,939	0.6	22,958
Captive Resources Midco, LLC+(5)	One stop				N/A(6)	07/2028	—	(2)	—	—
Doxa Insurance Holdings LLC+	One stop	SF +	4.50%	(j)	8.17%	12/2030	1,866	1,875	0.1	1,866
Doxa Insurance Holdings LLC+	One stop	SF +	4.50%	(j)	8.17%	12/2029	16	16	—	16
Doxa Insurance Holdings LLC+	One stop	SF +	4.50%	(j)	8.17%	12/2030	1,776	1,775	0.1	1,776
Doxa Insurance Holdings LLC+	One stop	SF +	4.50%	(j)	8.34%	12/2030	973	952	—	973
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	7.82%	04/2031	1,149	1,036	—	1,149
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(b)(c)	7.82%	04/2031	448	417	—	448
Gimlet Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)	04/2031	—	(5)	—	—
Huskies Parent, Inc.+	One stop	SF +	6.00%	(i)	9.82%	11/2029	1,995	1,976	0.1	1,955
Illumifin Corporation+	One stop	SF +	6.00%	(j)	10.13%	09/2027	4,638	4,462	0.1	4,452
Integrity Marketing Acquisition, LLC*+	One stop	SF +	5.00%	(j)	8.82%	08/2028	48,588	48,330	1.3	48,588
Integrity Marketing Acquisition, LLC+(5)	One stop				N/A(6)	08/2028	—	(2)	—	—
Integrity Marketing Acquisition, LLC+(5)	One stop				N/A(6)	08/2028	—	(4)	—	—
J.S. Held Holdings, LLC+(5)	One stop				N/A(6)	06/2028	—	(7)	—	—
J.S. Held Holdings, LLC+	One stop	SF +	4.75%	(j)	8.57%	06/2028	12,043	11,914	0.3	12,043
J.S. Held Holdings, LLC*+	One stop	SF +	4.75%	(j)	8.57%	06/2028	37,740	37,297	1.0	37,740
Koala Investment Holdings, Inc.+	One stop	SF +	4.50%	(j)	8.17%	08/2032	1,564	1,557	—	1,564
Koala Investment Holdings, Inc.+(5)	One stop				N/A(6)	08/2032	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Koala Investment Holdings, Inc.+(5)	One stop				N/A(6)				08/2032	$—	$(1)	—%	$—
Majesco*+	One stop	SF +	4.75%	(j)	8.47%				09/2028	27,881	27,906	0.7	27,881
Majesco+	One stop				N/A(6)				09/2027	—	—	—	—
MRH Trowe Germany GMBH+(5)(8)(9)(19)	One stop				N/A(6)				11/2031	—	(2)	—	—
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	5.00%	(d)	7.11%				05/2032	6,247	5,950	0.2	6,247
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	5.00%	(c)	7.03%				05/2032	970	962	—	970
Oakbridge Insurance Agency LLC+	One stop	SF +	4.75%	(i)	8.47%				11/2029	2,252	2,276	0.1	2,230
Oakbridge Insurance Agency LLC+	One stop	SF +	4.75%	(i)	8.48%				11/2029	32	32	—	32
Oakbridge Insurance Agency LLC+	One stop	SF +	4.75%	(i)	8.47%				11/2029	1,088	1,084	—	1,077
Oakbridge Insurance Agency LLC+	One stop	SF +	5.00%	(i)	8.72%				11/2029	371	364	—	368
Oakbridge Insurance Agency LLC+(5)	One stop				N/A(6)				11/2029	—	(2)	—	(5)
Pareto Health Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Pareto Health Intermediate Holdings, Inc.*+	One stop	SF +	4.75%	(k)	8.35%				06/2030	73,901	73,421	1.9	73,901
Pareto Health Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				06/2030	—	(47)	—	—
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(j)	8.82%				10/2028	71,842	71,197	1.8	71,842
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(j)	8.82%				10/2028	9,797	9,651	0.3	9,797
Patriot Growth Insurance Services, LLC+(5)	One stop				N/A(6)				10/2028	—	(38)	—	—
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(j)	8.67%				10/2028	3,391	3,382	0.1	3,391
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(m)	7.83%				02/2028	24,013	25,071	0.6	24,073
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(m)	7.83%				02/2028	20,160	20,450	0.5	20,211
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(m)	7.83%				02/2028	7,884	8,339	0.2	7,904
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(m)	7.83%				02/2028	9,861	9,767	0.3	9,886
People Corporation+(8)(9)(12)	One stop	CA +	5.25%	(m)	7.82%				02/2027	240	239	—	240
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(m)	7.57%				02/2028	19,753	19,448	0.5	19,753
Wasabi Lower Holdco, LLC+(5)	Senior secured				N/A(6)				06/2032	—	(8)	—	—
Wasabi Lower Holdco, LLC+	Senior secured	SF +	4.50%	(i)	8.22%				06/2032	2,610	2,578	0.1	2,610
World Insurance Associates, LLC+(5)	One stop				N/A(6)				04/2030	—	(2)	—	—
World Insurance Associates, LLC+	One stop	SF +	5.00%	(j)	8.68%				04/2030	4,534	4,517	0.1	4,534
										436,105	434,538	11.2	435,994
Internet & Direct Marketing Retail
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.57%	cash/	1.75%	PIK	04/2029	20,502	20,298	0.5	18,042
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.57%	cash/	1.75%	PIK	04/2029	12,000	11,793	0.3	10,560
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.57%	cash/	1.75%	PIK	04/2029	5,950	5,847	0.1	5,236
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.57%	cash/	1.75%	PIK	04/2029	3,584	3,511	0.1	3,154
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.57%	cash/	1.75%	PIK	04/2029	2,440	2,389	0.1	2,147
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.57%	cash/	1.75%	PIK	04/2029	2,396	2,294	0.1	2,108
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.57%	cash/	1.75%	PIK	04/2029	229	217	—	202
Revalize, Inc.+(25)	One stop	SF +	6.25%	(j)	9.57%	cash/	0.50%	PIK	04/2029	320	306	—	266
										47,421	46,655	1.2	41,715
IT Services
Acquia, Inc.*+	One stop	SF +	5.50%	(j)	9.59%				10/2026	12,020	12,009	0.3	12,020
Acquia, Inc.+	One stop	SF +	5.50%	(j)	9.61%				10/2026	112	112	—	112
Acquia, Inc.+	One stop	SF +	5.50%	(j)	9.59%				10/2026	1,083	1,081	—	1,083
CivicPlus, LLC+(5)	One stop				N/A(6)				08/2030	—	(2)	—	—
CivicPlus, LLC+(25)	One stop	SF +	11.75%	(j)	15.42%	PIK			06/2034	370	368	—	370
CivicPlus, LLC+(25)	One stop	SF +	6.00%	(j)	7.07%	cash/	2.75%	PIK	08/2030	23,558	23,504	0.6	23,558
CivicPlus, LLC+	One stop	SF +	5.50%	(j)	9.20%				08/2030	2,216	2,200	0.1	2,216
CivicPlus, LLC+(5)	One stop				N/A(6)				08/2030	—	(2)	—	—
ContractPod Technologies, Ltd.+(8)(10)(25)	One stop	SF +	6.50%	(j)	6.92%	cash/	3.25%	PIK	07/2030	508	506	—	508
ContractPod Technologies, Ltd.+(8)(10)(25)	One stop	SF +	6.50%	(j)	7.09%	cash/	3.25%	PIK	07/2030	125	124	—	125
ContractPod Technologies, Ltd.+(5)(8)(10)	One stop				N/A(6)				07/2030	—	(1)	—	—
Critical Start, Inc.+(25)	One stop	SF +	6.76%	(j)	6.99%	cash/	3.63%	PIK	05/2028	5,501	5,493	0.1	5,445

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Critical Start, Inc.+(25)	One stop	SF +	6.76%	(j)	6.99%	cash/	3.63%	PIK	05/2028	$2,526	$2,503	0.1%	$2,500
Critical Start, Inc.+	One stop	P +	5.25%	(a)	12.00%				05/2028	26	26	—	26
Delinea Inc.*+	One stop	SF +	5.75%	(j)	9.57%				03/2028	22,316	22,321	0.6	22,316
Delinea Inc.*+	One stop	SF +	5.75%	(j)	9.57%				03/2028	12,956	12,958	0.3	12,956
Delinea Inc.+(5)	One stop				N/A(6)				03/2027	—	(1)	—	—
Delinea Inc.+	One stop	SF +	5.75%	(j)	9.57%				03/2028	11,356	11,347	0.3	11,356
Goldcup 31018 AB+(8)(9)(17)(25)	One stop	E +	6.50%	(d)	8.61%	PIK			07/2029	15,817	14,046	0.4	15,145
Goldcup 31018 AB+(8)(9)(17)(25)	One stop	E +	6.50%	(d)	8.61%	PIK			07/2029	1,475	1,331	—	1,413
Goldcup 31018 AB+(8)(9)(17)	One stop	E +	6.25%	(d)	8.36%				01/2029	94	83	—	82
Kentik Technologies, Inc.+(25)	One stop	SF +	8.00%	(j)	7.70%	cash/	4.00%	PIK	11/2029	51	50	—	49
Kentik Technologies, Inc.+(25)	One stop	SF +	8.00%	(j)	7.70%	cash/	4.00%	PIK	11/2029	57	54	—	55
Kentik Technologies, Inc.+(25)	One stop	SF +	8.00%	(j)	7.70%	cash/	4.00%	PIK	11/2029	20	17	—	19
Kentik Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	7.73%	cash/	4.00%	PIK	11/2029	8	7	—	6
Netwrix Corporation+(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation*+	One stop	SF +	4.50%	(j)	8.32%				06/2029	9,517	9,519	0.3	9,517
Netwrix Corporation+	One stop	SF +	4.50%	(j)	8.32%				06/2029	382	381	—	382
Netwrix Corporation+	One stop	SF +	4.50%	(j)	8.32%				06/2029	185	182	—	185
Optimizely North America, Inc.+	One stop	SF +	5.00%	(i)	8.72%				10/2031	38,033	37,716	1.0	38,033
Optimizely North America, Inc.+(9)	One stop	E +	5.25%	(b)	7.15%				10/2031	15,815	14,497	0.4	15,815
Optimizely North America, Inc.+(9)	One stop	SN +	5.50%	(g)	9.22%				10/2031	5,976	5,703	0.2	5,976
Optimizely North America, Inc.+(5)	One stop				N/A(6)				10/2031	—	(83)	—	—
PDQ.com Corporation+	One stop				N/A(6)				10/2032	—	—	—	—
PDQ.com Corporation+	One stop	SF +	4.75%	(j)	8.42%				10/2032	633	631	—	629
PDQ.com Corporation+(5)	One stop				N/A(6)				10/2032	—	(1)	—	(1)
ReliaQuest Holdings, LLC+(25)	One stop	SF +	6.00%	(j)	6.59%	cash/	3.25%	PIK	04/2031	12,233	12,208	0.3	12,233
ReliaQuest Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(21)	—	—
ReliaQuest Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(6)	—	—
ReliaQuest Holdings, LLC+(25)	One stop	SF +	6.00%	(j)	6.59%	cash/	3.25%	PIK	04/2031	29,135	29,009	0.8	29,135
Saturn Borrower Inc.*+	One stop	SF +	6.00%	(j)	9.67%				11/2028	27,257	27,009	0.7	27,257
Saturn Borrower Inc.+	One stop	SF +	6.00%	(j)	9.68%				11/2028	116	110	—	116
WPEngine, Inc.+	One stop	SF +	5.75%	(j)	9.45%				08/2029	5,438	5,424	0.1	5,438
WPEngine, Inc.+	One stop				N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(j)	10.32%				07/2027	1,395	1,391	—	1,395
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(j)	10.32%				07/2027	7,156	7,183	0.2	7,156
Zarya Holdco, Inc.+	One stop				N/A(6)				07/2027	—	—	—	—
										265,466	260,985	6.8	264,626
Leisure Products
Crunch Holdings, LLC+	One stop	SF +	4.50%	(i)	8.22%				09/2031	1,760	1,756	0.1	1,760
Crunch Holdings, LLC+(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
Movement Holdings, LLC+(8)(10)	One stop	SF +	5.50%	(j)	9.32%				03/2030	830	828	—	830
Movement Holdings, LLC+(8)(10)	One stop	SF +	5.50%	(j)	9.32%				03/2030	19	19	—	19
Movement Holdings, LLC+(5)(8)(10)	One stop				N/A(6)				03/2030	—	(1)	—	—
WBZ Investment, LLC+	One stop	SF +	6.75%	(j)	10.57%				03/2027	7,677	7,627	0.2	7,677
WBZ Investment, LLC+	One stop	SF +	6.75%	(i)	10.57%				03/2027	1,697	1,686	0.1	1,697
WBZ Investment, LLC+	One stop	SF +	6.75%	(i)	10.57%				03/2027	1,179	1,171	—	1,179
WBZ Investment, LLC+	One stop	SF +	6.75%	(j)	10.57%				03/2027	628	624	—	628
WBZ Investment, LLC+	One stop				N/A(6)				03/2027	—	—	—	—
										13,790	13,709	0.4	13,790
Life Sciences Tools & Services
Celerion Buyer, Inc.+(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.*+	One stop	SF +	5.00%	(j)	8.89%				11/2029	30,784	30,534	0.8	30,630
Celerion Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.69%				11/2029	500	498	—	498
Celerion Buyer, Inc.*	One stop	SF +	5.00%	(j)	8.89%				11/2029	21,846	21,677	0.6	21,737

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diamondback Acquisition, Inc.+	One stop	SF +	4.50%	(i)	8.22%				09/2032	$1,492	$1,489	—%	$1,489
Diamondback Acquisition, Inc.+(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
Diamondback Acquisition, Inc.+	One stop	SF +	4.50%	(i)	8.22%				09/2032	39	38	—	38
PAS Parent Inc.+(5)	One stop				N/A(6)				08/2031	—	(6)	—	—
PAS Parent Inc.*+	One stop	SF +	4.50%	(i)	8.22%				08/2032	58,102	57,832	1.5	58,102
PAS Parent Inc.+(5)	One stop				N/A(6)				08/2032	—	(2)	—	—
Unchained Labs, LLC*+	Senior secured	SF +	5.50%	(i)	9.27%				08/2027	1,382	1,371	—	1,354
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(i)	9.27%				08/2027	1,167	1,155	—	1,143
Unchained Labs, LLC+(5)	Senior secured				N/A(6)				08/2027	—	(1)	—	(2)
										115,312	114,583	2.9	114,988
Machinery
AI Titan Parent, Inc.+	One stop	SF +	4.50%	(i)	8.22%				08/2031	10,508	10,423	0.3	10,403
AI Titan Parent, Inc.+	One stop	SF +	4.50%	(i)	8.32%				08/2031	473	464	—	452
AI Titan Parent, Inc.+(5)	One stop				N/A(6)				08/2031	—	(11)	—	(13)
Blackbird Purchaser, Inc.+	One stop	SF +	5.75%	(j)	9.42%				12/2030	4,939	5,005	0.1	4,939
Blackbird Purchaser, Inc.+	One stop				N/A(6)				12/2030	—	—	—	—
Blackbird Purchaser, Inc.+	One stop	SF +	5.75%	(i)(j)	9.43%				12/2029	70	69	—	70
Chase Industries, Inc.+(25)(26)	Senior secured	SF +	7.00%	(j)	9.32%	cash/	1.50%	PIK	11/2026	13,658	13,564	0.4	13,522
Chase Industries, Inc.+(25)(26)	Senior secured	SF +	7.00%	(j)	9.32%	cash/	1.50%	PIK	11/2026	1,291	1,279	—	1,278
Chase Industries, Inc.+(25)(26)	Senior secured	SF +	7.00%	(j)	9.32%	cash/	1.50%	PIK	11/2026	78	72	—	72
Thermogenics, Inc.+(8)(12)	One stop	SF +	4.25%	(j)	7.92%				06/2032	106	105	—	106
Thermogenics, Inc.+(5)(8)(12)	One stop				N/A(6)				06/2032	—	(1)	—	—
Thermogenics, Inc.+(8)(12)	One stop	SF +	4.25%	(j)	7.92%				06/2032	180	179	—	180
Thermogenics, Inc.+(5)(8)(12)	One stop				N/A(6)				06/2032	—	(2)	—	—
Thermogenics, Inc.+(8)(9)(12)	One stop	CA +	4.25%	(m)	6.51%				06/2032	140	140	—	140
Thermogenics, Inc.+(8)(9)(12)	One stop	CA +	4.25%	(m)	6.51%				06/2032	14	14	—	14
										31,457	31,300	0.8	31,163
Marine
Project Nike Purchaser, LLC*+	One stop	SF +	5.25%	(j)	8.92%				04/2029	33,436	33,562	0.9	33,102
Project Nike Purchaser, LLC+	One stop	SF +	5.25%	(j)	8.92%				04/2029	741	738	—	733
Project Nike Purchaser, LLC+(5)	One stop				N/A(6)				04/2029	—	(1)	—	(6)
										34,177	34,299	0.9	33,829
Media
Lotus Topco, Inc.*	One stop	SF +	4.75%	(j)	8.42%				06/2030	5,099	5,070	0.1	5,099
Lotus Topco, Inc.+(5)	One stop				N/A(6)				06/2030	—	(6)	—	—
Lotus Topco, Inc.+	One stop	SF +	4.75%	(j)	8.42%				06/2030	645	631	—	645
Lotus Topco, Inc.+	One stop	SF +	4.75%	(j)	8.42%				06/2030	1,995	1,981	0.1	1,995
Shout! Factory, LLC+	One stop	SF +	5.25%	(j)	8.92%				06/2031	1,767	1,755	0.1	1,767
Shout! Factory, LLC+	One stop	SF +	5.25%	(j)	8.93%				06/2031	26	25	—	26
Triple Lift, Inc.*+	One stop	SF +	5.75%	(j)	9.59%				05/2028	7,205	7,116	0.2	6,647
Triple Lift, Inc.*+	One stop	SF +	5.75%	(j)	9.59%				05/2028	1,537	1,511	—	1,418
Triple Lift, Inc.+(5)	One stop				N/A(6)				05/2028	—	(3)	—	(12)
										18,274	18,080	0.5	17,585
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.+	One stop	SF +	4.50%	(j)	8.20%				12/2032	315	313	—	313
Edition Holdings, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
Edition Holdings, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
Edition Holdings, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
										315	313	—	313

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper & Forest Products
Messenger, LLC*+	One stop	SF +	5.00%	(j)	8.82%				12/2027	$13,683	$13,681	0.4%	$13,683
Messenger, LLC+(9)	One stop	SN +	5.00%	(g)	8.72%				12/2027	886	832	—	886
Messenger, LLC+	One stop	SF +	5.00%	(j)	8.82%				12/2027	495	493	—	495
Messenger, LLC+(9)	One stop				N/A(6)				12/2027	—	—	—	—
Messenger, LLC*+	One stop	SF +	5.00%	(j)	8.82%				12/2027	1,434	1,449	—	1,434
Messenger, LLC+	One stop	SF +	5.00%	(j)	8.82%				12/2027	718	717	—	718
Messenger, LLC+	One stop				N/A(6)				12/2027	—	—	—	—
										17,216	17,172	0.4	17,216
Pharmaceuticals
ACP Ulysses Buyer, Inc.*+	One stop	SF +	4.75%	(j)	8.42%				02/2029	30,144	30,028	0.8	30,144
ACP Ulysses Buyer, Inc.*+	One stop	SF +	4.75%	(j)	8.42%				02/2029	1,303	1,290	—	1,303
ACP Ulysses Buyer, Inc.+	One stop	SF +	4.75%	(j)	8.42%				02/2030	499	479	—	499
Amalthea Parent, Inc.*+(8)(12)	One stop	SF +	5.00%	(j)	9.08%				03/2027	86,513	84,719	2.2	84,784
Amalthea Parent, Inc.+(8)(12)	One stop	SF +	5.00%	(i)	8.83%				03/2027	540	519	—	530
Apothecary Products, LLC*	Senior secured	SF +	5.00%	(j)	8.82%				07/2026	2,191	2,189	0.1	2,191
Apothecary Products, LLC+	Senior secured	SF +	5.00%	(j)(k)	8.77%				07/2026	91	90	—	91
Caerus Midco 3 S.A.R.L.*+(8)	One stop	SF +	5.00%	(j)	8.67%				05/2029	29,035	29,063	0.8	29,035
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(j)	8.67%				05/2029	4,814	4,816	0.1	4,814
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(j)	8.67%				05/2029	4,443	4,409	0.1	4,443
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(j)	8.67%				05/2029	705	702	—	705
Caerus Midco 3 S.A.R.L.+(8)	One stop	SF +	5.00%	(i)	8.73%				05/2029	442	439	—	442
Cobalt Buyer Sub, Inc.*+	One stop	SF +	5.75%	(j)	9.57%				10/2028	14,646	14,613	0.4	14,060
Cobalt Buyer Sub, Inc.*+	One stop	SF +	5.75%	(j)	9.57%				10/2028	4,911	4,900	0.1	4,715
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.75%	(j)	9.57%				10/2028	3,711	3,660	0.1	3,562
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.75%	(j)	9.59%				10/2027	914	905	—	874
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.75%	(j)	9.57%				10/2028	6,317	6,264	0.2	6,064
Cobalt Buyer Sub, Inc.+(5)	One stop				N/A(6)				10/2028	—	(53)	—	—
Creek Parent, Inc.+	One stop	SF +	5.00%	(i)	8.73%				12/2031	56,402	55,562	1.5	56,402
Creek Parent, Inc.+(5)	One stop				N/A(6)				12/2031	—	(113)	—	—
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	4.88%	(g)	7.47%	cash/	1.13%	PIK	08/2028	38,536	37,991	0.9	36,321
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	6.00%	(g)	9.72%				08/2028	5,599	5,136	0.1	5,431
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	4.88%	(g)	7.47%	cash/	1.13%	PIK	08/2028	4,671	4,027	0.1	4,402
Spark Bidco Limited+(8)(10)	Senior secured	SF +	6.00%	(j)	9.67%				08/2028	3,991	3,986	0.1	3,872
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	4.88%	(g)	7.47%	cash/	1.13%	PIK	08/2028	4,087	3,687	0.1	3,852
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	3.75%	(g)	7.47%				02/2028	202	199	—	192
										304,707	299,507	7.7	298,728
Professional Services
ALKU Intermediate Holdings, LLC+	One stop	SF +	6.25%	(j)	9.92%				5/1/2029	6,711	6,731	0.2	6,577
ALKU Intermediate Holdings, LLC+	One stop	SF +	5.50%	(j)	9.17%				5/1/2029	742	736	—	712
bswift, LLC*+	One stop	SF +	4.75%	(j)	8.66%				11/1/2028	7,584	7,573	0.2	7,543
bswift, LLC+	One stop	SF +	4.75%	(j)	8.69%				11/1/2028	9,925	9,885	0.3	9,871
bswift, LLC+	One stop	SF +	4.75%	(i)	8.57%				11/1/2028	499	496	—	496
Denali Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				8/1/2032	—	(2)	—	—
Denali Intermediate Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.23%				8/1/2032	1,818	1,801	0.1	1,818
DISA Holdings Corp.*+	Senior secured	SF +	5.00%	(j)	8.99%				9/1/2028	5,175	5,152	0.1	5,175
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	8.99%				9/1/2028	798	790	—	798
DISA Holdings Corp.+	One stop	SF +	5.00%	(j)	8.99%				9/1/2028	682	676	—	682
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	8.99%				9/1/2028	604	599	—	604
DISA Holdings Corp.+(25)	Subordinated debt	SF +	8.50%	(j)	10.38%	cash/	2.00%	PIK	3/1/2029	106	105	—	106
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	8.98%				9/1/2028	586	580	—	586
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	8.98%				9/1/2028	45	44	—	45
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Eclipse Buyer, Inc.+	One stop	SF +	4.50%	(i)	8.25%				9/1/2031	$14,283	$14,167	0.4%	$14,283
Eclipse Buyer, Inc.+(5)	One stop				N/A(6)				9/1/2031	—	(56)	—	—
Eclipse Buyer, Inc.+(5)	One stop				N/A(6)				9/1/2031	—	(10)	—	—
Eliassen Group, LLC+	One stop	SF +	5.75%	(j)	9.42%				4/1/2028	2,120	2,108	0.1	2,047
Eliassen Group, LLC+	One stop	SF +	5.75%	(j)	9.42%				4/1/2028	144	142	—	138
IG Investments Holdings, LLC*+	One stop	SF +	5.00%	(j)	8.84%				9/1/2028	12,844	12,806	0.3	12,844
IG Investments Holdings, LLC+	One stop				N/A(6)				9/1/2028	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.*+(25)	One stop	SF +	6.00%	(j)	6.34%	cash/	3.50%	PIK	11/1/2030	34,195	33,828	0.8	31,460
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(25)	One stop	SF +	6.00%	(j)	6.17%	cash/	3.50%	PIK	11/1/2030	795	791	—	732
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(25)	One stop	SF +	6.00%	(j)	6.18%	cash/	3.50%	PIK	11/1/2030	322	315	—	284
PlanSource Holdings, Inc.*+	One stop	SF +	5.50%	(j)	9.32%				12/1/2026	14,234	14,214	0.4	14,092
PlanSource Holdings, Inc.*+	One stop	SF +	5.50%	(j)	9.32%				12/1/2026	2,416	2,411	0.1	2,391
PlanSource Holdings, Inc.+	One stop	SF +	5.50%	(j)	9.32%				12/1/2026	695	694	—	689
PlanSource Holdings, Inc.+(5)	One stop				N/A(6)				12/1/2026	—	—	—	(3)
Procure Acquireco, Inc.*+	One stop	SF +	4.75%	(j)	8.42%				12/1/2028	24,603	24,641	0.6	24,603
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(j)	8.42%				12/1/2028	1,132	1,131	—	1,132
Procure Acquireco, Inc.+	One stop				N/A(6)				12/1/2028	—	—	—	—
Procure Acquireco, Inc.+(5)	One stop				N/A(6)				12/1/2028	—	(60)	—	—
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(j)	8.42%				12/1/2028	3,453	3,441	0.1	3,453
Teaching Company, The+	One stop	SF +	5.75%	(j)	9.74%				2/1/2026	12,290	12,290	0.3	12,290
Teaching Company, The+	One stop				N/A(6)				2/1/2026	—	—	—	—
Varicent Intermediate Holdings Corporation+(8)(12)(25)	One stop	SF +	6.26%	(j)	6.54%	cash/	3.38%	PIK	8/1/2031	52,527	51,942	1.3	52,264
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop				N/A(6)				8/1/2031	—	(76)	—	(32)
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop				N/A(6)				8/1/2031	—	(44)	—	(36)
Varicent Intermediate Holdings Corporation+(8)(12)(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	8/1/2031	2,607	2,593	0.1	2,594
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop				N/A(6)				8/1/2031	—	(2)	—	(2)
										213,935	212,432	5.4	210,236
Real Estate Management & Development
Inhabit IQ Inc.+(5)	One stop				N/A(6)				01/2032	—	(3)	—	—
Inhabit IQ Inc.*	One stop	SF +	4.50%	(i)	8.22%				01/2032	6,855	6,841	0.2	6,855
Inhabit IQ Inc.+(5)	One stop				N/A(6)				01/2032	—	(4)	—	—
MRI Software, LLC*+	One stop	SF +	4.75%	(j)	8.42%				02/2028	32,647	32,717	0.8	32,647
MRI Software, LLC*+	One stop	SF +	4.75%	(j)	8.42%				02/2028	12,985	13,026	0.3	12,985
MRI Software, LLC+	One stop	SF +	4.75%	(j)	8.44%				02/2028	630	626	—	630
MRI Software, LLC+	One stop	SF +	4.75%	(j)	8.42%				02/2028	9,806	9,741	0.3	9,806
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				08/2028	6,096	5,832	0.2	6,096
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				08/2028	28,138	28,276	0.7	28,138
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.00%	(e)	8.71%				08/2028	11,749	11,777	0.3	11,749
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.00%	(e)	8.71%				08/2028	2,852	3,042	0.1	2,852
RPL Bidco Limited+(8)(9)(10)	One stop				N/A(6)				02/2028	—	—	—	—
										111,758	111,871	2.9	111,758
Road & Rail
Internet Truckstop Group, LLC*	One stop	SF +	5.25%	(j)	9.07%				04/2027	28,632	28,612	0.7	28,345
Internet Truckstop Group, LLC*+	One stop	SF +	5.25%	(j)	9.07%				04/2027	12,553	12,505	0.3	12,427
Internet Truckstop Group, LLC+(5)	One stop				N/A(6)				04/2027	—	—	—	(3)
										41,185	41,117	1.0	40,769

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.+	One stop	SF +	4.50%	(j)	8.32%				06/2029	$58,175	$58,328	1.5%	$58,175
Anaplan, Inc.+	One stop				N/A(6)				06/2028	—	—	—	—
Appfire Technologies, LLC*+	One stop	SF +	4.75%	(j)	8.42%				03/2028	57,072	57,010	1.5	56,501
Appfire Technologies, LLC+	One stop	SF +	4.75%	(j)	8.42%				03/2028	222	222	—	220
Appfire Technologies, LLC+	One stop	SF +	4.75%	(j)	8.42%				03/2028	100	98	—	95
Appfire Technologies, LLC+(5)	One stop				N/A(6)				03/2028	—	(80)	—	(266)
Aras Corporation+	One stop	SF +	5.25%	(j)	8.92%				04/2029	28,380	28,405	0.7	28,380
Aras Corporation+	One stop	SF +	5.25%	(j)	8.92%				04/2029	1,827	1,815	0.1	1,827
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(g)	8.97%				06/2029	5,858	5,366	0.2	5,858
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(g)	8.97%				06/2029	3,057	2,737	0.1	3,057
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.67%				07/2030	24,788	24,657	0.6	24,788
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.67%				07/2030	1,625	1,621	0.1	1,625
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.67%				07/2030	1,573	1,569	—	1,573
Artifact Bidco, Inc.+	One stop	SF +	4.15%	(j)	7.82%				05/2031	1,489	1,478	—	1,489
Artifact Bidco, Inc.+(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
Artifact Bidco, Inc.+	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.+(5)	One stop				N/A(6)				05/2030	—	(1)	—	—
Auvik Networks Inc.+(8)(12)(25)	One stop	SF +	6.25%	(j)	6.84%	cash/	3.25%	PIK	07/2027	11,110	11,127	0.3	11,110
Auvik Networks Inc.+(8)(12)(25)	One stop	SF +	6.25%	(j)	6.84%	cash/	3.25%	PIK	07/2027	1,998	1,994	0.1	1,998
Auvik Networks Inc.+(8)(12)(25)	One stop	SF +	6.25%	(j)	6.84%	cash/	3.25%	PIK	07/2027	1,018	1,015	—	1,018
Auvik Networks Inc.+(8)(12)	One stop				N/A(6)				07/2027	—	—	—	—
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.00%	(i)	9.72%				03/2031	973	963	—	973
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.00%	(i)	9.72%				03/2031	428	423	—	428
Azurite Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				03/2031	—	(2)	—	—
Baxter Planning Systems, LLC+(25)	One stop	SF +	6.26%	(j)	6.72%	cash/	3.38%	PIK	05/2031	4,237	4,236	0.1	4,237
Baxter Planning Systems, LLC+(5)	One stop				N/A(6)				05/2031	—	(4)	—	—
Baxter Planning Systems, LLC+(5)	One stop				N/A(6)				05/2031	—	(3)	—	—
Bayshore Intermediate #2, L.P.+	One stop	SF +	5.00%	(j)	8.69%				10/2027	95	95	—	95
Bayshore Intermediate #2, L.P.+(25)	One stop	SF +	5.50%	(j)	6.19%	cash/	3.00%	PIK	10/2028	125,183	125,129	3.2	125,183
BestPass, Inc.*+	One stop	SF +	4.75%	(i)	8.47%				08/2031	52,206	51,997	1.3	52,206
BestPass, Inc.+(5)	One stop				N/A(6)				08/2031	—	(21)	—	—
BestPass, Inc.+	One stop	SF +	4.75%	(i)	8.47%				08/2031	6,933	6,906	0.2	6,933
Bloomerang, LLC+(25)	One stop	SF +	6.50%	(j)	6.67%	cash/	3.50%	PIK	12/2029	4,177	4,207	0.1	4,177
Bloomerang, LLC+	One stop	P +	5.00%	(a)(j)	10.71%				12/2029	58	58	—	58
Bloomerang, LLC+(25)	One stop	SF +	6.50%	(j)	6.67%	cash/	3.50%	PIK	12/2029	418	409	—	418
Blue Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				06/2032	9,287	9,206	0.2	9,287
Blue Bidco Limited+(8)(9)(10)	One stop				N/A(6)				06/2032	—	—	—	—
Blue Bidco Limited+(8)(10)	One stop	SF +	5.00%	(k)	8.68%				06/2032	1,338	1,332	—	1,338
Blue Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(d)	7.17%				06/2032	5,344	5,131	0.1	5,344
Blue Bidco Limited+(8)(10)	One stop	SF +	5.00%	(k)	8.68%				06/2032	2,749	2,749	0.1	2,749
Bottomline Technologies, Inc.+	One stop	SF +	4.50%	(j)	8.17%				05/2029	45,582	45,374	1.2	45,582
Bottomline Technologies, Inc.+(5)	One stop				N/A(6)				05/2028	—	(4)	—	—
Bullhorn, Inc.*+	One stop	SF +	5.00%	(i)	8.72%				10/2029	77,997	77,932	2.0	77,997
Bullhorn, Inc.*+	One stop	SF +	5.00%	(i)	8.72%				10/2029	3,190	3,218	0.1	3,190
Bullhorn, Inc.+	One stop	SF +	5.00%	(i)	8.72%				10/2029	1,643	1,660	—	1,643
Bullhorn, Inc.+	One stop	SF +	5.00%	(i)	8.72%				10/2029	736	734	—	736
Bullhorn, Inc.+	One stop	SF +	5.00%	(i)	8.72%				10/2029	587	585	—	587
Bullhorn, Inc.+	One stop	SF +	5.00%	(i)	8.72%				10/2029	68	66	—	68
Burning Glass Intermediate Holdings Company, Inc.*+	One stop	SF +	4.50%	(j)	8.32%				06/2028	11,670	11,636	0.3	11,670
Burning Glass Intermediate Holdings Company, Inc.+	One stop	SF +	4.50%	(j)	8.32%				06/2028	109	109	—	109

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%	(j)	9.86%				01/2029	$8,332	$8,285	0.2%	$8,332
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%	(j)	9.86%				01/2029	2,204	2,180	0.1	2,204
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop				N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(g)	9.22%				08/2030	5,451	5,142	0.1	5,451
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(g)	9.22%				08/2030	1,068	1,007	—	1,068
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(f)	9.05%				08/2030	334	325	—	334
Camelia Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(23)	—	—
CB Buyer, Inc.+	One stop	SF +	5.25%	(j)	8.92%				07/2031	51,335	50,952	1.3	50,822
CB Buyer, Inc.+	One stop	SF +	5.25%	(i)	8.97%				07/2031	335	293	—	282
CB Buyer, Inc.+	One stop	SF +	5.25%	(j)	8.92%				07/2031	561	504	—	471
Coupa Holdings, LLC+	One stop	SF +	5.25%	(j)	9.09%				02/2030	31,558	31,325	0.8	31,558
Coupa Holdings, LLC+(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC+(5)	One stop				N/A(6)				02/2030	—	(15)	—	—
Crewline Buyer, Inc.+	One stop	SF +	6.75%	(j)	10.59%				11/2030	10,857	10,829	0.3	10,857
Crewline Buyer, Inc.+	One stop				N/A(6)				11/2030	—	—	—	—
Daxko Acquisition Corporation*+	One stop	SF +	4.75%	(i)	8.47%				10/2028	38,951	38,935	1.0	38,951
Daxko Acquisition Corporation*+	One stop	SF +	4.75%	(i)	8.47%				10/2028	3,285	3,265	0.1	3,285
Daxko Acquisition Corporation+	One stop	SF +	4.75%	(i)	8.47%				10/2028	196	196	—	196
Daxko Acquisition Corporation+(5)	One stop				N/A(6)				10/2028	—	(7)	—	—
Daxko Acquisition Corporation+	One stop	SF +	4.75%	(i)	8.47%				10/2028	1,533	1,520	—	1,533
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(c)	7.02%				09/2031	6,785	6,315	0.2	6,785
Denali Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				09/2031	8,551	8,141	0.2	8,551
Denali Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(3)	—	—
Denali Bidco Limited+(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	104	103	—	104
Denali Bidco Limited+(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	156	155	—	156
Diligent Corporation+	One stop	SF +	5.00%	(j)	8.82%				08/2030	8,985	8,971	0.2	8,985
Diligent Corporation+	One stop	SF +	5.00%	(j)	8.82%				08/2030	1,541	1,531	—	1,541
Diligent Corporation+(5)	One stop				N/A(6)				08/2030	—	(8)	—	—
Diligent Corporation+	One stop	SF +	5.00%	(j)	8.75%				08/2030	220	214	—	220
Einstein Parent, Inc.+	One stop	SF +	6.50%	(j)	10.36%				01/2031	9,063	8,910	0.2	9,063
Einstein Parent, Inc.+(5)	One stop				N/A(6)				01/2031	—	(16)	—	—
Espresso Bidco, Inc.+(5)	One stop				N/A(6)				03/2032	—	(33)	—	—
Espresso Bidco, Inc.+(5)	One stop				N/A(6)				03/2032	—	(30)	—	—
Espresso Bidco, Inc.+(25)	One stop	SF +	5.76%	(j)	6.30%	cash/	3.13%	PIK	03/2032	18,543	18,302	0.5	18,543
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(j)	8.42%				09/2030	4,857	4,763	0.1	4,857
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(j)	8.42%				09/2030	4,427	4,393	0.1	4,427
Evergreen IX Borrower 2023, LLC+(5)	One stop				N/A(6)				10/2029	—	(10)	—	—
FirstUp, Inc.+	One stop	SF +	6.25%	(j)	9.92%				07/2027	13,097	13,083	0.3	12,965
FirstUp, Inc.+	One stop	SF +	6.25%	(j)	9.92%				07/2027	1,248	1,242	—	1,236
FirstUp, Inc.+(5)	One stop				N/A(6)				07/2027	—	(1)	—	(2)
Flexera Software, LLC+	One stop				N/A(6)				08/2032	—	—	—	—
Flexera Software, LLC+	One stop	SF +	4.50%	(j)	8.35%				08/2032	1,401	1,399	—	1,396
Flexera Software, LLC+(9)	One stop	E +	4.50%	(b)	6.43%				08/2032	496	494	—	495
Flexera Software, LLC+	One stop	SF +	4.50%	(j)	8.19%				08/2032	500	498	—	498
Gainsight, Inc.+	One stop	SF +	5.75%	(j)	9.72%				07/2027	14,171	14,195	0.4	14,171
Gainsight, Inc.+(5)	One stop				N/A(6)				07/2027	—	(1)	—	—
GS Acquisitionco, Inc.*+	One stop	SF +	5.25%	(j)	8.92%				05/2028	121,136	121,372	3.1	119,924
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(j)	8.92%				05/2028	200	199	—	195

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(j)	8.92%				05/2028	$122	$121	—%	$119
GTIV, LLC*+	One stop	SF +	4.75%	(i)(j)	8.59%				02/2031	72,483	71,983	1.9	72,302
GTIV, LLC+(5)	One stop				N/A(6)				02/2031	—	(2)	—	(1)
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	5,376	5,370	0.1	5,376
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	3,515	3,491	0.1	3,515
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	644	642	—	644
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.40%	cash/	4.13%	PIK	07/2029	448	448	—	448
GTY Technology Holdings, Inc.+(5)	One stop				N/A(6)				07/2029	—	(15)	—	—
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.27%	cash/	4.13%	PIK	07/2029	1,048	1,037	—	1,048
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.27%	cash/	4.13%	PIK	07/2029	9,159	9,051	0.2	9,159
Gurobi Optimization, LLC+	One stop	SF +	4.50%	(j)	8.17%				09/2031	47,267	46,883	1.2	47,267
Gurobi Optimization, LLC+(5)	One stop				N/A(6)				09/2031	—	(36)	—	—
Hyland Software, Inc.*+	One stop	SF +	5.00%	(j)	8.67%				09/2030	46,648	47,294	1.2	46,648
Hyland Software, Inc.+	One stop				N/A(6)				09/2029	—	—	—	—
Icefall Parent, Inc.+	One stop	SF +	4.50%	(j)	8.17%				01/2030	3,639	3,630	0.1	3,639
Icefall Parent, Inc.+(5)	One stop				N/A(6)				01/2030	—	(1)	—	—
ICIMS, Inc.*+	One stop	SF +	5.75%	(j)	9.61%				08/2028	12,478	12,431	0.3	11,979
ICIMS, Inc.+	One stop	SF +	5.75%	(j)	9.59%				08/2028	106	103	—	92
IQN Holding Corp. +	One stop	SF +	5.25%	(j)	8.93%				05/2028	146	146	—	146
IQN Holding Corp. *+(25)	One stop	SF +	5.76%	(j)	6.30%	cash/	3.13%	PIK	05/2029	23,021	23,064	0.6	23,021
IQN Holding Corp. +(25)	One stop	SF +	5.76%	(j)	6.30%	cash/	3.13%	PIK	05/2029	4,078	4,044	0.1	4,078
Island Bidco AB+(8)(9)(17)(25)	One stop	E +	7.25%	(d)	2.12%	cash/	7.25%	PIK	07/2028	12,355	11,222	0.3	12,232
Island Bidco AB+(8)(17)(25)	One stop	SF +	7.00%	(k)	7.10%	cash/	3.50%	PIK	07/2028	5,004	5,002	0.1	4,954
Island Bidco AB+(8)(17)(25)	One stop	SF +	7.00%	(k)	7.10%	cash/	3.50%	PIK	07/2028	3,693	3,673	0.1	3,656
Island Bidco AB+(5)(8)(9)(17)	One stop				N/A(6)				07/2028	—	(1)	—	(2)
Island Bidco AB+(8)(17)	One stop	SF +	6.50%	(k)	10.26%				07/2028	88	88	—	86
Kairos Bidco Limited+	One stop	SF +	4.75%	(j)	8.42%				07/2032	10	10	—	10
Kairos Bidco Limited+	One stop	SF +	4.75%	(j)	8.42%				07/2032	604	601	—	604
Kairos Bidco Limited+(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
Kairos Bidco Limited+	One stop	SF +	4.75%	(j)	8.42%				07/2032	91	90	—	91
LeadsOnline, LLC+	One stop	SF +	4.50%	(j)	8.48%				02/2028	12,884	12,992	0.3	12,884
LeadsOnline, LLC+	One stop	SF +	4.50%	(j)	8.48%				02/2028	2,274	2,292	0.1	2,274
LeadsOnline, LLC+	One stop	SF +	4.50%	(j)	8.17%				02/2028	660	659	—	660
LeadsOnline, LLC+(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
Lighthouse Bidco GMBH+(8)(9)(19)	One stop	E +	4.75%	(d)	6.87%				06/2031	1,855	1,805	0.1	1,855
Lighthouse Bidco GMBH+(8)(9)(19)	One stop	E +	4.75%	(c)	6.77%				12/2031	20,072	17,734	0.5	20,072
Lighthouse Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)				12/2031	—	(92)	—	—
LogicMonitor, Inc.+(5)	One stop				N/A(6)				11/2031	—	(35)	—	(84)
LogicMonitor, Inc.+	One stop	SF +	5.50%	(j)	9.34%				11/2031	54,082	53,798	1.4	53,407
LogicMonitor, Inc.+(5)	One stop				N/A(6)				11/2031	—	(1)	—	(2)
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.32%				12/2029	10,676	10,416	0.3	10,676
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.32%				12/2029	1,617	1,481	—	1,617
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(d)	8.32%				12/2029	832	766	—	832
Matrix42 Holding GMBH+(5)(8)(9)(19)	One stop				N/A(6)				06/2029	—	(1)	—	—
Matrix42 Holding GMBH+(8)(19)	One stop				N/A(6)				06/2029	—	—	—	—
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(c)	8.31%				12/2029	2,042	2,006	0.1	2,042
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(16)	One stop	SF +	5.00%	(j)	8.82%				11/2031	11,017	10,877	0.3	11,017
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.00%	(c)	7.06%				11/2030	3,498	3,447	0.1	3,498
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.00%	(c)	7.07%				11/2031	17,280	15,348	0.5	17,280
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.00%	(c)	7.06%				11/2031	1,543	1,494	—	1,543
Mindbody, Inc.+	One stop	SF +	6.00%	(j)	9.99%				09/2027	61,966	61,966	1.6	61,966

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mindbody, Inc.+	One stop	SF +	6.00%	(j)	9.99%				09/2027	$2,134	$2,134	0.1%	$2,134
Mindbody, Inc.+	One stop				N/A(6)				09/2027	—	—	—	—
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(i)	9.32%				12/2028	30,672	30,592	0.8	30,059
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(i)	9.32%				12/2028	2,886	2,889	0.1	2,828
Ministry Brands Holdings LLC+	One stop	P +	4.50%	(a)	11.25%				12/2027	30	27	—	24
MYOB Invest Co Pty Ltd+(8)(9)(11)(25)	One stop	A +	5.25%	(e)	6.19%	cash/	2.75%	PIK	06/2030	36,988	35,684	1.0	36,988
Navex Global Holdings Corporation+	One stop	SF +	5.00%	(j)	8.91%				10/2032	5,959	6,014	0.2	5,929
Navex Global Holdings Corporation+(5)	One stop				N/A(6)				10/2031	—	—	—	(1)
Navex Global Holdings Corporation+(5)	One stop				N/A(6)				10/2032	—	(1)	—	(2)
Naviga Inc.+(7)	Senior secured	SF +	1.00%	(j)	4.77%				09/2026	184	121	—	64
Onit, Inc.+	One stop	SF +	4.75%	(j)	8.59%				01/2032	5,415	5,369	0.1	5,428
Onit, Inc.+(5)	One stop				N/A(6)				01/2032	—	(7)	—	—
Onit, Inc.+(5)	One stop				N/A(6)				01/2032	—	(10)	—	—
Onit, Inc.+	One stop	SF +	4.50%	(j)	8.34%				01/2032	1,448	1,444	—	1,448
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(8)(9)(14)	One stop	E +	5.00%	(c)	7.02%				11/2029	347	292	—	347
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(8)(9)(14)	One stop	E +	5.75%	(c)	7.77%				11/2029	2,317	2,089	0.1	2,323
Panzura, LLC+(25)	One stop	N/A			7.00%	cash/	8.00%	PIK	08/2027	134	126	—	120
Personify, Inc.*	One stop	SF +	4.75%	(i)	8.47%				09/2028	11,769	11,707	0.3	11,769
Personify, Inc.*+	One stop	SF +	4.75%	(i)	8.47%				09/2028	8,354	8,309	0.2	8,354
Personify, Inc.+	One stop				N/A(6)				09/2028	—	—	—	—
Personify, Inc.+	One stop	SF +	4.75%	(i)	8.47%				09/2028	15,927	15,870	0.4	15,927
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	5,347	4,605	0.1	5,347
Pineapple German Bidco GMBH+(8)(19)(25)	One stop	SF +	5.26%	(j)	5.78%	cash/	3.13%	PIK	01/2031	78	76	—	78
Pineapple German Bidco GMBH+(8)(19)(25)	One stop	SF +	5.26%	(j)	5.78%	cash/	3.13%	PIK	01/2031	15,166	15,042	0.4	15,166
Pineapple German Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)				01/2031	—	(53)	—	—
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	1,148	1,048	—	1,148
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	356	321	—	356
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	79	71	—	79
Pluralsight, LLC+(7)(25)	One stop	SF +	7.50%	(j)	11.32%	PIK			08/2029	6,942	6,764	0.1	5,415
Pluralsight, LLC+(25)	One stop	SF +	4.50%	(j)	6.82%	cash/	1.50%	PIK	08/2029	4,033	3,946	0.1	3,872
Pluralsight, LLC+(25)	One stop	SF +	4.50%	(j)	6.82%	cash/	1.50%	PIK	08/2029	2,016	2,016	0.1	1,936
Pluralsight, LLC+(5)	One stop				N/A(6)				08/2029	—	—	—	(40)
Pluralsight, LLC+(5)	One stop				N/A(6)				08/2029	—	—	—	(99)
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.17%				09/2028	6,014	6,022	0.2	5,893
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.17%				09/2028	2,864	2,849	0.1	2,807
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.17%				09/2028	1,203	1,200	—	1,178
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.17%				09/2028	108	108	—	104
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.17%				09/2028	4,240	4,224	0.1	4,155
QAD, Inc.*+	One stop	SF +	4.75%	(i)	8.47%				11/2027	42,707	43,081	1.1	42,707
QAD, Inc.+(5)	One stop				N/A(6)				11/2027	—	(1)	—	—
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(j)	9.08%				06/2029	7,311	7,263	0.2	7,239
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(j)	9.07%				06/2029	4,305	4,292	0.1	4,262
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(j)	9.03%				06/2029	7,528	7,442	0.2	7,453
Quant Buyer, Inc.+	One stop	SF +	5.25%	(j)	9.07%				06/2029	230	227	—	228
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	5.18%	(g)	7.22%	cash/	1.68%	PIK	07/2029	21,552	19,704	0.6	21,552
Rainforest Bidco Limited+(8)(10)(25)	One stop	SF +	5.18%	(h)	7.16%	cash/	1.68%	PIK	07/2029	3,782	3,762	0.1	3,782
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	4.93%	(g)	7.22%	cash/	1.43%	PIK	07/2029	4,058	3,831	0.1	4,058
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	5.18%	(g)	7.22%	cash/	1.68%	PIK	07/2029	1,583	1,440	—	1,583
Rainforest Bidco Limited+(8)(10)(25)	One stop	SF +	5.18%	(h)	7.16%	cash/	1.68%	PIK	07/2029	1,006	1,006	—	1,006
Rainforest Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(7)	—	—
Rainforest Bidco Limited+(8)(10)(25)	One stop	SF +	5.18%	(h)	7.16%	cash/	1.68%	PIK	07/2029	701	701	—	701
Riskonnect Parent, LLC*+	One stop	SF +	4.75%	(k)	8.62%				12/2028	45,051	45,403	1.2	45,051
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(k)	8.62%				12/2028	$2,115	$2,128	0.1%	$2,115
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(k)	8.62%				12/2028	813	807	—	813
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(k)	8.62%				12/2028	572	565	—	572
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(j)(k)	8.44%				12/2028	153	150	—	153
Riskonnect Parent, LLC+(5)	One stop				N/A(6)				12/2028	—	(6)	—	—
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%	(j)	10.22%				05/2027	7,616	7,609	0.2	7,616
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop				N/A(6)				05/2027	—	—	—	—
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%	(j)	10.07%				05/2027	13,056	13,000	0.3	13,056
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%	(j)	10.07%				05/2027	2,000	1,993	0.1	2,000
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	4.75%	(c)	6.78%				07/2029	53,689	47,197	1.4	53,689
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.00%	(c)	7.02%				07/2029	4,387	3,982	0.1	4,398
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.00%	(c)	7.02%				07/2029	1,617	1,490	—	1,621
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	4.75%	(c)	6.83%				07/2029	505	500	—	505
Sonatype, Inc.+	One stop	SF +	4.75%	(i)	8.57%				01/2028	69,460	69,541	1.8	69,460
Sonatype, Inc.+	One stop				N/A(6)				01/2028	—	—	—	—
Spark Bidco Limited+(8)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited+(8)(10)	One stop	SF +	4.75%	(j)	8.69%				10/2032	1,132	1,123	—	1,132
Spark Bidco Limited+(8)(10)	One stop	SF +	4.75%	(j)	8.69%				10/2032	410	410	—	410
Spark Bidco Limited+(8)(9)(10)	One stop	A +	4.75%	(e)	8.33%				10/2032	234	230	—	234
Spark Bidco Limited+(8)(9)(10)	One stop	SN +	3.98%	(g)	7.70%				10/2032	36	35	—	36
Spartan Buyer Acquisition Co.*+(25)	One stop	SF +	7.50%	(j)	10.32%	cash/	1.00%	PIK	06/2027	44,712	44,577	1.1	44,264
Spartan Buyer Acquisition Co.+(25)	One stop	SF +	7.50%	(j)	10.32%	cash/	1.00%	PIK	06/2027	2,851	2,832	0.1	2,823
Spartan Buyer Acquisition Co.+(5)(25)	One stop	P +	6.50%	(a)	12.25%	cash/	1.00%	PIK	06/2027	2	(1)	—	(4)
Telesoft Holdings LLC*+	One stop	SF +	5.75%	(i)	9.57%				12/2026	20,909	21,002	0.5	20,909
Telesoft Holdings LLC+	One stop	SF +	6.25%	(i)	10.07%				12/2026	1,414	1,413	—	1,414
Telesoft Holdings LLC+	One stop	SF +	5.75%	(i)	9.57%				12/2026	48	48	—	48
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%	(j)	9.97%				07/2028	4,800	4,785	0.1	4,800
Templafy APS and Templafy, LLC+(8)(18)	One stop				N/A(6)				07/2028	—	—	—	—
TI Intermediate Holdings, LLC+(7)(25)	Senior secured	SF +	5.50%	(i)	8.32%	cash/	1.00%	PIK	06/2027	4,252	4,244	0.1	3,147
TI Intermediate Holdings, LLC+(7)(25)	Senior secured	SF +	5.50%	(i)	8.32%	cash/	1.00%	PIK	06/2027	1,128	1,127	—	835
TI Intermediate Holdings, LLC+(7)(25)	Senior secured	SF +	5.50%	(i)	8.32%	cash/	1.00%	PIK	06/2027	708	707	—	524
TI Intermediate Holdings, LLC+(7)(25)	Senior secured	SF +	5.50%	(i)	8.32%	cash/	1.00%	PIK	06/2027	531	531	—	392
TI Intermediate Holdings, LLC+(7)(25)	Senior secured	SF +	5.50%	(i)	8.32%	cash/	1.00%	PIK	06/2027	196	194	—	145
TI Intermediate Holdings, LLC+(7)(25)	Senior secured	SF +	5.50%	(i)	8.32%	cash/	1.00%	PIK	06/2027	93	93	—	67
TI Intermediate Holdings, LLC+(5)	Senior secured				N/A(6)				03/2026	—	(6)	—	—
TI Intermediate Holdings, LLC+(7)(25)	Senior secured	SF +	5.50%	(i)	8.32%	cash/	1.00%	PIK	03/2026	7	7	—	6
Togetherwork Holdings, LLC*+	One stop	SF +	5.00%	(i)	8.72%				05/2031	27,623	27,585	0.7	27,623
Togetherwork Holdings, LLC+	One stop	SF +	5.00%	(i)	8.72%				05/2031	692	665	—	692
Togetherwork Holdings, LLC+	One stop	SF +	5.00%	(i)	8.72%				05/2031	254	241	—	254
Transform Bidco Limited+(8)(10)(25)	One stop	SF +	6.75%	(j)	10.69%	PIK			01/2031	5,482	5,548	0.2	5,482
Transform Bidco Limited+(8)(10)	One stop	SF +	6.50%	(i)	10.73%				06/2030	40	38	—	40
Transform Bidco Limited+(5)(8)(10)	One stop				N/A(6)				01/2031	—	(69)	—	—
Transform Bidco Limited+(8)(9)(10)(25)	One stop	A +	6.75%	(e)(j)	7.62%	cash/	2.75%	PIK	01/2031	4,123	3,994	0.1	4,123
Transform Bidco Limited+(8)(9)(10)(25)	One stop	SN +	6.75%	(g)	7.72%	cash/	2.75%	PIK	01/2031	650	611	—	650
Transform Bidco Limited+(8)(10)(25)	One stop	SF +	6.90%	(j)	7.94%	cash/	2.90%	PIK	01/2031	4,371	4,297	0.1	4,371
Transform Bidco Limited+(5)(8)(10)	One stop				N/A(6)				01/2031	—	(32)	—	—
Tricentis Operations Holdings, Inc.+(5)	One stop				N/A(6)				02/2032	—	(4)	—	—
Tricentis Operations Holdings, Inc.+(25)	One stop	SF +	6.26%	(j)	5.22%	cash/	4.88%	PIK	02/2032	7,837	7,804	0.2	7,837
Tricentis Operations Holdings, Inc.+(5)	One stop				N/A(6)				02/2032	—	(7)	—	—
Vanco Payment Solutions, LLC+	One stop				N/A(6)				12/2031	—	—	—	—
Vanco Payment Solutions, LLC+	One stop	SF +	4.75%	(j)	8.42%				12/2031	478	473	—	473

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Vantage Bidco GMBH+(8)(9)(19)	One stop	E +	6.00%	(c)	8.02%	04/2031	$9,232	$8,395	0.2%	$9,232
Vantage Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)	10/2030	—	(10)	—	—
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	5.50%	(d)	7.57%	07/2031	7,776	7,164	0.2	7,777
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	4.75%	(d)	6.82%	07/2031	4,146	3,835	0.1	4,146
Vendavo, Inc.+	One stop	SF +	5.75%	(j)	9.61%	09/2027	27,025	26,588	0.6	24,592
Vendavo, Inc.+	One stop	SF +	5.75%	(a)(j)	9.76%	09/2027	2,933	2,914	0.1	2,705
Vendavo, Inc.+	One stop	SF +	5.75%	(j)	9.59%	09/2027	985	983	—	897
Viper Bidco, Inc.+	One stop	SF +	4.75%	(j)	8.42%	11/2031	40,473	40,303	1.0	40,574
Viper Bidco, Inc.+(5)	One stop				N/A(6)	11/2031	—	(16)	—	—
Viper Bidco, Inc.+(5)	One stop				N/A(6)	11/2031	—	(9)	—	—
Viper Bidco, Inc.+(9)	One stop	SN +	4.75%	(g)	8.47%	11/2031	18,647	17,349	0.5	18,693
Viper Bidco, Inc.+(5)	One stop				N/A(6)	11/2031	—	(2)	—	—
WebPT, Inc.+	One stop	SF +	6.25%	(j)	10.01%	01/2028	924	918	—	730
Zendesk, Inc.+(5)	One stop				N/A(6)	11/2028	—	(23)	—	—
Zendesk, Inc.+	One stop	SF +	5.00%	(j)	8.69%	11/2028	28,298	28,223	0.7	28,298
Zendesk, Inc.+	One stop	SF +	5.00%	(j)	8.69%	11/2028	4,563	4,525	0.1	4,563
Zendesk, Inc.+	One stop				N/A(6)	11/2028	—	—	—	—
							2,129,072	2,101,309	53.7	2,116,246

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.50%	(k)	9.62%		02/2028	$23,120	$22,966	0.6%	$22,426
Ave Holdings III, Corp+	One stop	SF +	5.50%	(k)	9.62%		02/2028	6,030	6,100	0.2	5,849
Ave Holdings III, Corp+	One stop	SF +	5.50%	(k)	9.62%		02/2028	792	792	—	769
Ave Holdings III, Corp+(5)	One stop				N/A(6)		02/2028	—	(1)	—	(8)
Biscuit Parent, LLC*+	One stop	SF +	4.75%	(j)	8.42%		02/2031	19,953	19,801	0.5	19,953
Biscuit Parent, LLC+(5)	One stop				N/A(6)		02/2031	—	(1)	—	—
Biscuit Parent, LLC+	One stop	SF +	4.75%	(j)	8.42%		02/2031	4,680	4,620	0.1	4,680
Cavender Stores L.P.*	Senior secured	SF +	5.00%	(j)	8.67%		10/2029	5,390	5,359	0.1	5,390
Consilio Midco Limited+(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.77%		04/2032	13,140	12,662	0.3	13,140
Consilio Midco Limited+(8)(10)	Senior secured	SF +	4.75%	(j)	8.42%		04/2032	10,689	10,641	0.3	10,689
Consilio Midco Limited+(8)(10)	Senior secured	SF +	4.75%	(j)	8.42%		04/2032	6,589	6,559	0.2	6,589
Consilio Midco Limited+(5)(8)(10)	Senior secured				N/A(6)		04/2032	—	(18)	—	—
Consilio Midco Limited+(8)(10)	Senior secured				N/A(6)		04/2032	—	—	—	—
Consilio Midco Limited+(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.23%	PIK	04/2033	1,781	1,769	0.1	1,781
Consilio Midco Limited+(8)(9)(10)(25)	Subordinated debt	E +	7.50%	(d)	9.60%	PIK	04/2033	1,413	1,360	—	1,413
Consilio Midco Limited+(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.82%	PIK	04/2033	2	2	—	2
CVP Holdco, Inc.+	One stop	SF +	4.75%	(i)	8.47%		06/2031	13,529	13,423	0.4	13,529
CVP Holdco, Inc.+(5)	One stop				N/A(6)		06/2030	—	(11)	—	—
CVP Holdco, Inc.+	One stop	SF +	4.75%	(i)	8.47%		06/2031	829	815	—	829
Cycle Gear, Inc.+	One stop	SF +	6.75%	(j)	10.72%		04/2026	46,304	45,485	1.2	46,304
Metal Supermarkets US Buyer, LLC+(8)(12)	One stop	SF +	4.75%	(j)	8.42%		12/2030	11,489	11,442	0.3	11,489
Metal Supermarkets US Buyer, LLC+(8)(12)	One stop	SF +	4.75%	(j)	8.42%		12/2030	306	300	—	306
PetVet Care Centers LLC*+	One stop	SF +	6.00%	(i)	9.72%		11/2030	4,680	4,712	0.1	4,212
PetVet Care Centers LLC+	One stop	SF +	6.00%	(i)	9.84%		11/2029	10	9	—	2
Radiance Borrower, LLC+(25)	One stop	SF +	5.25%	(i)	8.97%		06/2031	21,948	21,824	0.6	21,948
Radiance Borrower, LLC+	One stop	SF +	5.25%	(i)	8.97%		06/2031	205	191	—	205
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	5,190	5,193	0.1	5,202
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	3,594	3,571	0.1	3,604
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	1,907	1,894	0.1	1,911
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	695	689	—	696
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	534	532	—	535
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	932	914	—	934
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	349	347	—	350
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	339	338	—	340
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	268	267	—	269
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	153	153	—	153
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	177	176	—	177
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	112	111	—	112
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	104	104	—	104
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	85	84	—	85
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	78	78	—	78
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	495	492	—	496
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	575	570	—	575
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	633	630	—	634
Salon Lofts Group, LLC+(5)	Second lien				N/A(6)		09/2029	—	(14)	—	5
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	168	167	—	168
Salon Lofts Group, LLC+(5)	Senior secured				N/A(6)		08/2028	—	(20)	—	—
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	1,594	1,585	—	1,598
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	247	246	—	248

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK			09/2029	$708	$704	—%	$710
Salon Lofts Group, LLC+	Senior secured	SF +	5.25%	(j)	8.92%				08/2028	2,222	2,214	0.1	2,222
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.*+	One stop	SF +	5.25%	(j)	8.92%				12/2029	31,990	31,776	0.8	31,670
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(9)	One stop	CA +	5.25%	(m)	7.51%				12/2029	7,823	7,838	0.2	7,745
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(5)	One stop				N/A(6)				12/2028	—	(4)	—	(7)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(5)	One stop				N/A(6)				12/2029	—	(64)	—	(33)
Titan Fitness, LLC+(25)	One stop	SF +	7.25%	(j)	5.14%	cash/	6.25%	PIK	10/2026	42,189	41,572	0.9	32,907
Titan Fitness, LLC+(25)	One stop	SF +	7.25%	(j)	5.14%	cash/	6.25%	PIK	10/2026	3,060	2,992	0.1	2,387
Titan Fitness, LLC+(25)	One stop	SF +	7.25%	(j)	5.06%	cash/	6.25%	PIK	10/2026	618	594	—	432
Titan Fitness, LLC+(25)	One stop	SF +	7.25%	(i)	6.47%	cash/	4.75%	PIK	10/2026	632	626	—	632
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	4.50%	(e)	8.29%				03/2028	17,842	17,618	0.5	17,842
VSG Acquisition Corp. and Sherrill, Inc.+(5)	One stop				N/A(6)				10/2029	—	(1)	—	—
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.00%	(i)	8.72%				10/2029	103	96	—	103
VSG Acquisition Corp. and Sherrill, Inc.*+	One stop	SF +	5.00%	(i)	8.72%				10/2029	16,223	15,923	0.4	16,223
										334,518	330,792	8.3	322,604
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(7)(8)(10)	One stop	SF +	6.00%	(k)	10.15%				03/2028	2,347	2,329	—	1,643
Dollfus Mieg Company, Inc.+(7)(8)(10)	One stop	SF +	6.00%	(j)	9.84%				03/2028	1,170	1,161	—	819
Dollfus Mieg Company, Inc.+(7)(8)(10)	One stop	SF +	6.00%	(k)	10.15%				03/2028	1,027	1,020	—	720
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.21%	cash/	2.00%	PIK	09/2027	10,001	10,001	0.3	9,551
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.43%	cash/	2.00%	PIK	09/2027	4,018	4,017	0.1	3,837
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.43%	cash/	2.00%	PIK	09/2027	2,069	2,069	0.1	1,976
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.43%	cash/	2.00%	PIK	09/2027	687	687	—	656
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.43%	cash/	2.00%	PIK	09/2027	314	314	—	300
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.43%	cash/	2.00%	PIK	09/2027	300	300	—	287
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.43%	cash/	2.00%	PIK	09/2027	121	121	—	72
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.43%	cash/	2.00%	PIK	09/2027	4	4	—	2
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.82%				11/2026	9,077	9,049	0.2	9,101
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.82%				11/2026	6,293	6,273	0.2	6,309
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.82%				11/2026	974	971	—	977
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.82%				11/2026	874	872	—	877
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.82%				11/2026	614	612	—	615
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.82%				11/2026	2	2	—	2
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(i)	10.33%				07/2029	1,287	1,287	—	1,287
Shoes For Crews Global, LLC+(25)	Senior secured	SF +	7.00%	(i)	5.83%	cash/	5.00%	PIK	07/2029	764	744	—	764
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(i)	10.33%				07/2029	416	416	—	416
Shoes For Crews Global, LLC+(5)	Senior secured				N/A(6)				07/2029	—	(25)	—	—
										42,359	42,224	0.9	40,211
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.+(25)	One stop	SF +	7.00%	(j)	7.88%	cash/	3.25%	PIK	06/2028	20,744	20,551	0.5	18,670
Marcone Yellowstone Buyer Inc.+(25)	One stop	SF +	7.00%	(j)	7.88%	cash/	3.25%	PIK	06/2028	21,518	21,139	0.5	19,366
Marcone Yellowstone Buyer Inc.+(25)	One stop	SF +	7.25%	(j)	8.13%	cash/	3.25%	PIK	06/2028	6,387	6,256	0.2	5,748
Marcone Yellowstone Buyer Inc.+(25)	One stop	SF +	7.00%	(j)	7.88%	cash/	3.25%	PIK	06/2028	2,633	2,535	0.1	2,370
Marcone Yellowstone Buyer Inc.+(25)	One stop	SF +	7.00%	(j)	7.88%	cash/	3.25%	PIK	06/2028	6,893	6,611	0.2	6,204
										58,175	57,092	1.5	52,358
Transportation Infrastructure
LDS Intermediate Holdings, LLC+(5)	One stop				N/A(6)				02/2032	—	(6)	—	—
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	8.72%				02/2032	7,389	7,349	0.2	7,389
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	8.72%				02/2032	1,463	1,455	—	1,463
LDS Intermediate Holdings, LLC+(5)	One stop				N/A(6)				02/2032	—	(4)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	8.72%	02/2032	$206	$205	—%	$206
							9,058	8,999	0.2	9,058
Water Utilities
S.J. Electro Systems, LLC*	Senior secured	SF +	4.75%	(j)	8.74%	06/2028	24,165	24,039	0.6	24,044
S.J. Electro Systems, LLC*+	Senior secured	SF +	4.75%	(j)	8.74%	06/2028	18,534	18,484	0.5	18,441
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	8.74%	06/2028	1,169	1,163	—	1,164
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(a)(j)	8.60%	06/2027	854	809	—	811
S.J. Electro Systems, LLC+(5)	Senior secured				N/A(6)	06/2028	—	(3)	—	(3)
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	8.74%	06/2028	180	179	—	179
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	8.74%	06/2028	239	238	—	238
S.J. Electro Systems, LLC+	One stop	SF +	4.75%	(j)	8.66%	06/2028	236	235	—	235
S.J. Electro Systems, LLC+(5)	One stop				N/A(6)	06/2028	—	(1)	—	(1)
Vessco Midco Holdings, LLC+	One stop	SF +	4.50%	(k)	8.23%	07/2031	507	505	—	505
Vessco Midco Holdings, LLC+(5)	One stop				N/A(6)	07/2031	—	(1)	—	(2)
Vessco Midco Holdings, LLC*	One stop	SF +	4.50%	(i)(k)	8.42%	07/2031	22,500	22,321	0.6	22,387
Vessco Midco Holdings, LLC+	One stop	SF +	4.50%	(i)(k)	8.28%	07/2031	6,200	6,170	0.2	6,162
Vessco Midco Holdings, LLC+(5)	One stop				N/A(6)	07/2031	—	(20)	—	(12)
							74,584	74,118	1.9	74,148
Total non-controlled/non-affiliate company debt investments							7,955,398	7,859,062	201.0	7,857,753

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.+	Common stock	N/A	N/A		02/2023	N/A	93	$948	—%	$840
Tronair Parent, Inc.+	LLC interest	N/A	N/A		07/2021	N/A	—	40	—	112
								988	—	952
Air Freight & Logistics
RJW Group Holdings, Inc.+	LP interest	N/A	N/A		11/2024	N/A	4,370	2,689	0.1	3,692

Auto Components
Arnott, LLC+	Common stock	N/A	N/A		12/2024	N/A	—	350	—	236
North Haven Falcon Buyer, LLC+	Preferred stock	N/A	N/A		05/2021	N/A	2,704	693	—	693
North Haven Falcon Buyer, LLC+	LLC interest	N/A	N/A		05/2021	N/A	2,080	18	—	18
Polk Acquisition Corp.+	LP interest	N/A	N/A		06/2016	N/A	5	314	—	31
								1,375	—	978
Automobiles
CAP-KSI Holdings, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	645	645	—	732
CAP-KSI Holdings, LLC+	LLC interest	N/A	N/A		06/2024	N/A	645	—	—	101
CG Group Holdings, LLC+	LP interest	N/A	N/A		07/2021	N/A	1	983	—	817
Go Car Wash Parent, Corp.+(24)	Preferred stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	3,959	0.1	3,825
Go Car Wash Parent, Corp.+	Common stock	N/A	N/A		04/2022	N/A	—	553	—	—
MOP GM Holding, LLC+	Common stock	N/A	N/A		11/2020	N/A	—	499	—	292
MOP GM Holding, LLC+	Preferred stock	N/A	N/A		06/2024	N/A	—	51	—	61
National Express Wash Parent Holdco, LLC+	LP interest	N/A	N/A		07/2022	N/A	1	103	—	179
POY Holdings, LLC+	LP interest	N/A	N/A		11/2022	N/A	446	820	—	408
Quick Quack Car Wash Holdings, LLC+	LLC units	N/A	N/A		06/2024	N/A	1,085	1,085	—	1,460
Quick Quack Car Wash Holdings, LLC+	LLC interest	N/A	N/A		06/2024	N/A	215	215	—	278
Yorkshire Parent, Inc.+	LP interest	N/A	N/A		12/2023	N/A	—	544	—	679
								9,457	0.1	8,832
Beverages
Spindrift Beverage Co. Inc.+	LP interest	N/A	N/A		02/2025	N/A	2	2,039	0.1	2,438

Biotechnology
Cobepa BlueSky Aggregator, SCSp+(24)	LP units	N/A	N/A		10/2023	N/A	4	40	—	32
Cobepa BlueSky Aggregator, SCSp+(7)(24)	Preferred stock	N/A	15.00%	Non-Cash	04/2024	N/A	5	61	—	—
Cobepa BlueSky Aggregator, SCSp+	LP interest	N/A	N/A		12/2021	N/A	219	1,899	—	—
								2,000	—	32
Building Products
BECO Holding Company, Inc.+(24)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	132	20,899	0.6	21,351
BECO Holding Company, Inc.+	LP interest	N/A	N/A		11/2021	N/A	10	1,218	—	1,097
								22,117	0.6	22,448
Chemicals
Inhance Parent, Inc.+	Common stock	N/A	N/A		07/2018	N/A	—	124	—	—
Inhance Parent, Inc.+	Preferred stock	N/A	N/A		09/2025	N/A	12	—	—	328
Inhance Parent, Inc.+	Preferred stock	N/A	N/A		12/2021	N/A	12	7,283	—	—
								7,407	—	328
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
CHA Vision Holdings, Inc.+	LP interest	N/A	N/A	01/2024	N/A	—	$461	—%	$564
CI (Quercus) Intermediate Holdings, LLC+	LP interest	N/A	N/A	10/2021	N/A	773	836	—	1,035
PT Intermediate Holdings III, LLC+	LLC interest	N/A	N/A	12/2021	N/A	16	1,787	0.1	1,972
Radwell Parent, LLC+	LP interest	N/A	N/A	03/2022	N/A	4	477	—	485
							3,561	0.1	4,056
Containers & Packaging
Chase Intermediate+	LP units	N/A	N/A	04/2022	N/A	217	209	—	332
Packaging Coordinators Midco, Inc.+	LP interest	N/A	N/A	09/2025	N/A	45	450	—	450
							659	—	782
Diversified Consumer Services
Action Termite Control, LLC+	Common stock	N/A	N/A	12/2025	N/A	1	5	—	5
Action Termite Control, LLC+	Preferred stock	N/A	N/A	12/2025	N/A	—	95	—	95
CHHJ Midco, LLC+	Preferred stock	N/A	N/A	01/2021	N/A	27	312	—	477
CHVAC Services Investment, LLC+	Common stock	N/A	N/A	05/2024	N/A	105	267	—	498
DP Flores Holdings, LLC+	LLC interest	N/A	N/A	09/2022	N/A	106	98	—	170
EMS LINQ, LLC+	LP interest	N/A	N/A	12/2021	N/A	761	758	—	215
EWC Growth Partners LLC+	LLC interest	N/A	N/A	03/2020	N/A	—	12	—	—
FPG Intermediate Holdco, LLC+	LLC interest	N/A	N/A	07/2025	N/A	18	6,655	0.2	5,654
HS Spa Holdings, Inc.+	Common stock	N/A	N/A	05/2022	N/A	729	732	—	469
Kodiak Buyer, LLC+	Common stock	N/A	N/A	08/2025	N/A	4	373	—	378
Liminex, Inc.+	Common stock	N/A	N/A	11/2020	N/A	17	634	—	343
NSG Buyer, Inc. +	LP units	N/A	N/A	11/2022	N/A	3	2,992	0.1	4,196
PADI Holdco, Inc.+	LLC interest	N/A	N/A	07/2017	N/A	1	945	—	1,355
Project Alpha Intermediate Holdings, Inc.+	LP interest	N/A	N/A	05/2025	N/A	327	1,359	—	1,419
SCP CDH Buyer, Inc.+	Common stock	N/A	N/A	12/2025	N/A	1	5	—	5
SCP CDH Buyer, Inc.+	Preferred stock	N/A	N/A	12/2025	N/A	—	95	—	95
Virginia Green Acquisition, LLC+	LP interest	N/A	N/A	12/2023	N/A	397	407	—	546
							15,744	0.3	15,920
Electric Utilities
Smart Energy Systems, Inc.+	Warrant	N/A	N/A	01/2025	N/A	18	96	—	470

Electrical Equipment
Wildcat TopCo, Inc.+(24)	LP interest	N/A	N/A	12/2024	N/A	503	412	—	549

Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred stock	N/A	N/A	03/2014	N/A	—	372	—	146
Inventus Power, Inc.+	Preferred stock	N/A	N/A	04/2018	N/A	—	88	—	276
Inventus Power, Inc.+	Preferred stock	N/A	N/A	05/2019	N/A	—	20	—	61
Inventus Power, Inc.+	Common stock	N/A	N/A	03/2014	N/A	—	—	—	—
							480	—	483

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
GMF Parent, Inc.+	LP interest	N/A	N/A	12/2025	N/A	—	$100	—%	$100
Hopdoddy Holdings, LLC+	LLC units	N/A	N/A	08/2015	N/A	44	217	—	271
Hopdoddy Holdings, LLC+	LLC interest	N/A	N/A	02/2016	N/A	20	61	—	60
Mendocino Farms, LLC+	Common stock	N/A	N/A	06/2018	N/A	227	1,041	0.1	1,555
PDI TA Holdings, Inc.+	Preferred stock	N/A	N/A	02/2023	N/A	135	4,613	0.2	6,716
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	06/2024	N/A	3	47	—	55
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	01/2018	N/A	38	423	—	78
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	08/2020	N/A	2	28	—	56
							6,530	0.3	8,891
Food Products
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2021	N/A	107	195	—	222
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	6	14	—	11
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	01/2022	N/A	4	9	—	8
Borrower R365 Holdings, LLC+	Common stock	N/A	N/A	06/2022	N/A	1	3	—	3
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	06/2022	N/A	2	4	—	4
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	05/2023	N/A	1	3	—	3
Borrower R365 Holdings, LLC+	Common stock	N/A	N/A	05/2023	N/A	—	1	—	1
Borrower R365 Holdings, LLC+	Preferred stock	N/A	N/A	04/2024	N/A	21	73	—	59
Kodiak Cakes, LLC+	Common stock	N/A	N/A	06/2021	N/A	—	557	0.1	1,963
Louisiana Fish Fry Products, Ltd.+	Common stock	N/A	N/A	07/2021	N/A	—	599	—	204
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	09/2022	N/A	—	24	—	36
P&P Food Safety Holdings, Inc.+	Preferred stock	N/A	N/A	03/2024	N/A	—	31	—	45
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	12/2020	N/A	5	434	—	338
Purfoods, LLC+(24)	LLC interest	N/A	N/A	05/2016	N/A	—	945	0.2	5,917
Zullas, L.C.+	Common stock	N/A	N/A	06/2025	N/A	—	250	—	260
							3,142	0.3	9,074
Healthcare Equipment & Supplies
Aspen Medical Products, LLC+	Common stock	N/A	N/A	06/2019	N/A	—	98	—	106
Blue River Pet Care, LLC+	LLC interest	N/A	N/A	08/2019	N/A	—	734	—	748
CCSL Holdings, LLC+	LP interest	N/A	N/A	12/2020	N/A	—	500	—	733
Centegix Intermediate II, LLC+	LLC interest	N/A	N/A	08/2025	N/A	600	600	—	642
CMI Parent Inc.+	Preferred stock	N/A	N/A	08/2019	N/A	—	557	—	691
CMI Parent Inc.+	Common stock	N/A	N/A	08/2019	N/A	8	483	0.1	1,517
Isto Group, Inc.+(9)	LP interest	N/A	N/A	09/2025	N/A	3	369	—	365
JHC Investment Intermediate Holdings, LLC+	Common stock	N/A	N/A	03/2024	N/A	5,293	—	0.1	2,160
ZimVie, Inc.+	LP interest	N/A	N/A	10/2025	N/A	4	362	—	362
							3,703	0.2	7,324

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		12/2015	N/A	2	$1,099	0.1%	$2,531
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A		03/2017	N/A	1,632	2,235	0.2	5,770
Acuity Eyecare Holdings, LLC+	LLC units	N/A	N/A		05/2021	N/A	889	1,023	0.1	3,737
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A		05/2016	N/A	2	1,119	—	1,104
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A		05/2016	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC interest	N/A	N/A		03/2021	N/A	180	192	—	156
CRH Healthcare Purchaser, Inc.+	LP interest	N/A	N/A		12/2018	N/A	531	456	—	1,014
DCA Investment Holding, LLC(7)(24)	Preferred stock	N/A	8.00%	Non-Cash	12/2022	N/A	1,142	659	—	—
DCA Investment Holding, LLC	Common stock	N/A	N/A		12/2022	N/A	12	5	—	—
Encorevet Group LLC+	Preferred stock	N/A	N/A		05/2024	N/A	3	261	—	91
ERC Topco Holdings, LLC+	Common stock	N/A	N/A		03/2025	N/A	3	4,841	0.1	3,647
HP TLE Buyer, Inc.+	Common stock	N/A	N/A		07/2025	N/A	450	450	—	454
Krueger-Gilbert Health Physics, LLC+	LLC interest	N/A	N/A		05/2019	N/A	239	324	—	742
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		06/2017	N/A	412	335	—	617
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	Common stock	N/A	N/A		05/2021	N/A	—	409	—	450
Pinnacle Treatment Centers, Inc.+	Preferred stock	N/A	N/A		08/2016	N/A	—	528	—	512
Pinnacle Treatment Centers, Inc.+	Common stock	N/A	N/A		08/2016	N/A	4	74	—	—
Pyramid Healthcare Acquisition Corp.+	LLC interest	N/A	N/A		05/2021	N/A	257	310	—	408
Radiology Partners, Inc.+	Preferred stock	N/A	N/A		02/2018	N/A	11	68	—	92
Radiology Partners, Inc.+	Preferred stock	N/A	N/A		09/2014	N/A	43	55	—	364
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	5	1,516	0.2	5,444
Southern Veterinary Partners, LLC+	Common stock	N/A	N/A		12/2024	N/A	52	81	—	708
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	15	—	53
Southern Veterinary Partners, LLC+	Common stock	N/A	N/A		12/2024	N/A	1	—	—	7
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	276	—	452
Southern Veterinary Partners, LLC+	Common stock	N/A	N/A		12/2024	N/A	4	15	—	59
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	3	—	5
Southern Veterinary Partners, LLC+	Common stock	N/A	N/A		12/2024	N/A	—	—	—	1
Suveto Buyer, LLC+	Common stock	N/A	N/A		11/2021	N/A	8	727	—	569
								17,082	0.7	28,987

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.+	Common stock	N/A			N/A		05/2024	N/A	446	$449	—%	$593
Connexin Software, Inc.+	LLC interest	N/A			N/A		02/2018	N/A	180	228	—	347
Connexin Software, Inc.+	LLC interest	N/A			N/A		02/2024	N/A	12	16	—	28
HSI Halo Acquisition, Inc.+(24)	Preferred stock	N/A			10.00%	Non-Cash	10/2019	N/A	—	134	—	265
HSI Halo Acquisition, Inc.+	LLC interest	N/A			N/A		10/2019	N/A	—	14	—	111
Modernizing Medicine, Inc.+(24)	Preferred stock	N/A			13.00%	Non-Cash	04/2025	N/A	5	4,848	0.2	4,949
Symplr Software, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	10/2021	N/A	15	22,002	0.5	19,817
Symplr Software, Inc.+(24)	Preferred stock	SF +	10.50%	(j)	14.17%	Non-Cash	11/2018	N/A	3	6,886	0.2	7,267
Symplr Software, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	12/2020	N/A	2	2,779	0.1	2,630
Symplr Software, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	06/2021	N/A	1	1,671	0.1	1,537
Symplr Software, Inc.+	LLC interest	N/A			N/A		09/2021	N/A	—	161	—	110
Symplr Software, Inc.+	Common stock	N/A			N/A		11/2018	N/A	219	237	—	633
Tebra Technologies, Inc.+	Warrant	N/A			N/A		03/2019	N/A	169	871	—	386
Tebra Technologies, Inc.+	Warrant	N/A			N/A		06/2017	N/A	53	162	—	—
Tebra Technologies, Inc.+	Preferred stock	N/A			N/A		09/2018	N/A	1	8	—	8
Veranex, Inc.+	Preferred stock	N/A			N/A		08/2025	N/A	135	30	—	—
Veranex, Inc.+	Preferred stock	N/A			N/A		08/2025	N/A	472	—	—	—
Veranex, Inc.+	Common stock	N/A			N/A		08/2025	N/A	60	—	—	—
										40,496	1.1	38,681
Hotels, Restaurants & Leisure
Cafe Rio Holding, Inc.+	Common stock	N/A			N/A		09/2017	N/A	5	603	—	219
Cafe Rio Holding, Inc.+	Preferred stock	N/A			N/A		12/2025	N/A	—	41	—	41
Harri US LLC+	Preferred stock	N/A			N/A		02/2022	N/A	119	892	—	736
Harri US LLC+	Preferred stock	N/A			N/A		10/2021	N/A	102	649	—	614
Harri US LLC+	Warrant	N/A			N/A		10/2021	N/A	34	171	—	205
Harri US LLC+	Preferred stock	N/A			N/A		10/2023	N/A	96	1,141	—	1,407
Harri US LLC+	Warrant	N/A			N/A		03/2024	N/A	9	69	—	137
Harri US LLC+	Warrant	N/A			N/A		02/2025	N/A	10	—	—	—
Harri US LLC+	Warrant	N/A			N/A		06/2025	N/A	9	107	—	127
LMP TR Holdings, LLC	LLC units	N/A			N/A		05/2013	N/A	712	712	—	—
Patriot Acquireco, LLC+	Common stock	N/A			N/A		09/2025	N/A	450	456	—	450
PB Group Holdings, LLC+	LP interest	N/A			N/A		08/2024	N/A	383	886	—	819
Rooster BidCo Limited+(8)(10)	Preferred stock	N/A			N/A		03/2025	N/A	1,258	1,301	0.1	2,238
Saguaro Buyer, LLC+	Common stock	N/A			N/A		07/2025	N/A	—	250	—	311
SSRG Holdings, LLC+	LP interest	N/A			N/A		11/2019	N/A	46	493	—	515
										7,771	0.1	7,819
Insurance
Majesco+(24)	Preferred stock	N/A			9.00%	Non-Cash	09/2020	N/A	—	607	—	683
Majesco+	LP interest	N/A			N/A		09/2020	N/A	97	94	—	355
Oakbridge Insurance Agency LLC+	LP interest	N/A			N/A		11/2023	N/A	20	404	—	443
										1,105	—	1,481
Internet & Direct Marketing Retail
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	25	26,215	0.6	22,429
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	15	15,735	0.4	13,462
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2022	N/A	11	11,050	0.3	8,784
Revalize, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	4	4,285	0.1	3,343
										57,285	1.4	48,018

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A		02/2020	N/A	804	$2,398	0.3%	$9,123
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A		10/2020	N/A	211	931	0.1	2,392
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A		07/2021	N/A	48	408	—	549
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A		08/2020	N/A	277	779	0.1	2,981
Critical Start, Inc.+	Common stock	N/A	N/A		05/2022	N/A	343	379	—	105
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A		09/2021	N/A	509	2,933	0.1	3,030
Kentik Technologies, Inc.+	Warrant	N/A	N/A		11/2024	N/A	1	5	—	6
Netwrix Corporation+	LLC interest	N/A	N/A		06/2022	N/A	7	19	—	16
Optimizely North America, Inc.+	Common stock	N/A	N/A		10/2018	N/A	92	1,016	—	1,138
Saturn Borrower Inc.+	Preferred stock	N/A	N/A		09/2020	N/A	520	470	—	567
								9,338	0.6	19,907
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A		09/2012	N/A	749	210	0.1	1,969
Movement Holdings, LLC+(8)(10)	LLC interest	N/A	N/A		03/2024	N/A	—	152	—	78
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	82	141	—	—
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	56	96	—	—
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	47	78	—	—
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	41	70	—	—
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	18	29	—	—
WBZ Investment, LLC+	LLC interest	N/A	N/A		09/2018	N/A	2	2	—	—
								778	0.1	2,047
Life Sciences Tools & Services
Celerion Buyer, Inc.+(24)	Common stock	N/A	N/A		11/2022	N/A	1,302	80	0.1	2,937
PAS Parent Inc.+	LP interest	N/A	N/A		12/2021	N/A	15	1,651	0.1	2,201
PAS Parent Inc.+	Preferred stock	N/A	N/A		03/2023	N/A	2	267	—	384
								1,998	0.2	5,522
Oil, Gas & Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A		03/2017	N/A	3	1,633	—	510
W3 Co.+	Preferred stock	N/A	N/A		01/2019	N/A	—	224	—	206
								1,857	—	716
Paper & Forest Products
Messenger, LLC+	Preferred stock	N/A	N/A		12/2021	N/A	8	667	—	894
Messenger, LLC+	Common stock	N/A	N/A		12/2021	N/A	1	—	—	—
								667	—	894
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP interest	N/A	N/A		03/2021	N/A	701	605	—	662
Cobalt Buyer Sub, Inc.+(24)	Preferred stock	N/A	13.75%	Non-Cash	10/2021	N/A	11	19,105	0.5	19,054
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A		10/2021	N/A	—	246	—	67
Cobalt Buyer Sub, Inc.+	Common stock	N/A	N/A		10/2021	N/A	3	2	—	—
Creek Parent, Inc.+	LP interest	N/A	N/A		12/2024	N/A	3,372	3,372	0.1	4,148
								23,330	0.6	23,931

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Eclipse Buyer, Inc.+(24)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	$1,882	0.1%	$1,910
Enboarder, Inc.+(8)	Preferred stock	N/A			N/A		01/2022	N/A	83	859	—	532
Filevine, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	362	2,867	0.2	6,915
Filevine, Inc.+	Warrant	N/A			N/A		04/2022	N/A	54	224	—	921
Filevine, Inc.+	Preferred stock	N/A			N/A		05/2024	N/A	21	176	—	404
Net Health Acquisition Corp.+	LP interest	N/A			N/A		12/2017	N/A	14	1,684	0.1	2,586
Procure Acquireco, Inc.+	LP interest	N/A			N/A		12/2021	N/A	—	901	—	1,274
										8,593	0.4	14,542
Real Estate Management & Development
Inhabit IQ Inc.+	LLC interest	N/A			N/A		01/2018	N/A	2	528	—	469
SC Landco Parent, LLC+	Common stock	N/A			N/A		09/2022	N/A	2	274	—	259
										802	—	728
Road & Rail
Internet Truckstop Group, LLC+	LP interest	N/A			N/A		04/2019	N/A	554	587	—	350

Software
Anaplan, Inc.+	LP interest	N/A			N/A		06/2022	N/A	962	1,254	0.1	1,725
Aras Corporation+(24)	Preferred stock	N/A			12.00%	Non-Cash	04/2021	N/A	1	2,287	0.1	2,510
Aras Corporation+	Common stock	N/A			N/A		04/2021	N/A	427	446	—	743
Astute Holdings, Inc.+	LP interest	N/A			N/A		04/2019	N/A	—	520	—	0
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		07/2021	N/A	37	405	—	568
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		02/2023	N/A	4	46	—	64
Bayshore Intermediate #2, L.P.+	Common stock	N/A			N/A		10/2021	N/A	5,841	5,890	0.2	7,174
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	1	1,157	0.1	1,488
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	134	0	—	0
CB Buyer, Inc.+	LP interest	N/A			N/A		07/2024	N/A	258	258	—	221
Cloudbees, Inc.+	Preferred stock	N/A			N/A		11/2021	N/A	179	2,007	0.1	2,079
Cloudbees, Inc.+	Warrant	N/A			N/A		05/2018	N/A	158	445	—	1,075
Cloudbees, Inc.+	Preferred stock	N/A			N/A		06/2018	N/A	86	602	—	790
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		08/2022	N/A	220	855	—	1,227
Denali Bidco Limited+(8)(10)	LP units	N/A			N/A		08/2023	N/A	431	312	—	744
Diligent Corporation+(24)	Preferred stock	N/A			10.50%	Non-Cash	04/2021	N/A	24	34,923	1.0	36,667
Diligent Corporation+	Preferred stock	N/A			N/A		04/2016	N/A	415	912	—	895
Energy Worldnet, LLC+	LLC interest	N/A			N/A		02/2025	N/A	50	51	—	55
FirstUp, Inc.+	Common stock	N/A			N/A		07/2021	N/A	305	661	—	250
FirstUp, Inc.+	Preferred stock	N/A			N/A		03/2025	N/A	14	27	—	32
GS Acquisitionco, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2021	N/A	35	52,133	1.4	53,813
GS Acquisitionco, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	11/2021	N/A	5	6,638	0.2	6,686
GS Acquisitionco, Inc.+	LP interest	N/A			N/A		09/2021	N/A	1	363	—	0
GS Acquisitionco, Inc.+(24)	Preferred stock	SF +	10.50%	(j)	14.17%	Non-Cash	08/2023	N/A	—	144	—	142
GTY Technology Holdings, Inc.+	LP interest	N/A			N/A		07/2022	N/A	73	91	—	156
Gurobi Optimization, LLC+	Common stock	N/A			N/A		09/2024	N/A	—	709	—	767
Impartner, Inc.+	Preferred stock	N/A			N/A		10/2021	N/A	39	307	—	220
Kaseya Inc.+(24)	Preferred stock	SF +	10.75%	(j)	14.35%	Non-Cash	06/2022	N/A	2	3,833	0.1	3,752
Kaseya Inc.+	LP interest	N/A			N/A		06/2022	N/A	250	253	—	293
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LogicMonitor, Inc.+	LP interest	N/A			N/A		12/2024	N/A	250	$250	—%	$275
Menlo Ridgeview Co-Invest, LLC+(8)	LLC interest	N/A			N/A		05/2025	N/A	931	956	—	1,036
Ministry Brands Holdings LLC+	LP interest	N/A			N/A		12/2021	N/A	799	774	—	555
Navex Global Holdings Corporation+	LP interest	N/A			N/A		10/2025	N/A	—	450	—	450
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A			N/A		10/2019	N/A	6	17	—	15
Onit, Inc.+	Common stock	N/A			N/A		09/2025	N/A	—	14	—	14
Panzura, LLC+	LLC units	N/A			N/A		03/2025	N/A	2	6	—	—
Personify, Inc.+	LLC interest	N/A			N/A		09/2018	N/A	879	1,396	—	1,322
Pluralsight, LLC+	LLC interest	N/A			N/A		08/2024	N/A	1,988	3,663	—	123
QAD, Inc.+	Preferred stock	N/A			N/A		11/2021	N/A	1	1,186	—	1,004
QAD, Inc.+	Common stock	N/A			N/A		11/2021	N/A	68	134	—	207
RegEd Aquireco, LLC+	Preferred stock	N/A			N/A		12/2018	N/A	—	358	—	158
RegEd Aquireco, LLC+	Preferred stock	N/A			N/A		07/2023	N/A	—	29	—	37
RegEd Aquireco, LLC+	Common stock	N/A			N/A		12/2018	N/A	4	21	—	0
Riskonnect Parent, LLC+(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	26	37,467	1.0	37,839
Riskonnect Parent, LLC+	LP interest	N/A			N/A		11/2021	N/A	1,382	1,414	—	1,401
Riskonnect Parent, LLC+(24)	Preferred stock	SF +	10.50%	(j)	14.70%	Non-Cash	07/2022	N/A	—	1,107	—	1,108
Riskonnect Parent, LLC+(24)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	58	—	63
Rokt Inc.+	Common stock	N/A			N/A		01/2025	N/A	20	683	—	796
SnapLogic, Inc.+	Preferred stock	N/A			N/A		09/2019	N/A	344	1,028	0.1	2,007
SnapLogic, Inc.+	Warrant	N/A			N/A		09/2019	N/A	131	162	—	517
Spartan Buyer Acquisition Co.+	Common stock	N/A			N/A		12/2020	N/A	1	794	—	465
Spartan Buyer Acquisition Co.+	Preferred stock	N/A			N/A		12/2022	N/A	—	110	—	141
StrongDM, Inc.+	Preferred stock	N/A			N/A		05/2025	N/A	424	2,257	0.1	2,257
Telesoft Holdings LLC+	LP interest	N/A			N/A		12/2019	N/A	137	129	—	125
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	82	—	5
Togetherwork Holdings, LLC+	Preferred stock	N/A			N/A		07/2024	N/A	307	1,342	—	1,442
Transform Bidco Limited+(8)(10)	LP interest	N/A			N/A		04/2025	N/A	2,350	2,367	0.1	2,353
Tricentis Operations Holdings, Inc.+	LP interest	N/A			N/A		02/2025	N/A	40	40	—	46
Zendesk, Inc.+	Common stock	N/A			N/A		11/2022	N/A	63	708	—	605
										176,531	4.6	180,502
Specialty Retail
Ave Holdings III, Corp+(7)(24)	Preferred stock	N/A			11.50%	Non-Cash	02/2022	N/A	15	20,613	0.4	15,095
Ave Holdings III, Corp+	Common stock	N/A			N/A		02/2022	N/A	2	1,737	—	132
Batteries Plus Holding Corporation+	LP interest	N/A			N/A		07/2016	N/A	10	1,287	—	1,381
Cycle Gear, Inc.+	LLC interest	N/A			N/A		02/2016	N/A	2,002	481	—	206
Cycle Gear, Inc.+	Preferred stock	N/A			N/A		01/2023	N/A	75	75	—	154
Metal Supermarkets US Buyer, LLC+(8)(12)	Common stock	N/A			N/A		12/2024	N/A	1	—	—	6
Metal Supermarkets US Buyer, LLC+(8)(12)	Preferred stock	N/A			N/A		12/2024	N/A	3	347	—	377
Salon Lofts Group, LLC+	Common stock	N/A			N/A		08/2022	N/A	—	137	—	76
VSG Acquisition Corp. and Sherrill, Inc.+	LP interest	N/A			N/A		04/2022	N/A	—	57	—	94
										24,734	0.4	17,521

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel & Luxury Goods
Georgica Pine Clothiers, LLC+	LLC interest	N/A	N/A	11/2015	N/A	20	$239	—%	$299
Georgica Pine Clothiers, LLC+	LLC units	N/A	N/A	08/2020	N/A	—	—	—	2
MakerSights, Inc.+	Preferred stock	N/A	N/A	06/2021	N/A	56	265	—	97
Shoes For Crews Global, LLC+	Common stock	N/A	N/A	06/2024	N/A	2	1,087	—	1,485
							1,591	—	1,883

Total non-controlled/non-affiliate company equity investments							456,944	12.3	480,778

Total non-controlled/non-affiliate company investments							8,316,006	213.3	8,338,531

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(27)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(7)(25)	One stop	SF +	1.00%	(j)	4.67%	PIK			06/2027	$7,685	$7,071	0.1%	$2,690
Abita Brewing Co., L.L.C.+(7)(25)	Second lien	SF +	1.00%	(j)	4.67%	PIK			06/2027	5,290	3,724	—	212
Abita Brewing Co., L.L.C.+(25)	One stop	SF +	1.00%	(j)	4.74%	PIK			06/2027	3,098	3,098	0.1	2,536
										16,073	13,893	0.2	5,438
Energy, Equipment & Services
Benetech, Inc.+(7)(25)	One stop	SF +	1.00%	(j)	4.67%	PIK			08/2027	5,056	3,623	0.1	2,022
Benetech, Inc.+(7)(25)	One stop	SF +	1.00%	(j)	4.67%	PIK			08/2027	1,067	679	—	45
										6,123	4,302	0.1	2,067
Healthcare Equipment & Supplies
G & H Wire Company, Inc.+	One stop				N/A(6)				11/2029	—	—	—	—
G & H Wire Company, Inc.+(25)	One stop	SF +	6.00%	(j)	4.79%	cash/	5.00%	PIK	11/2029	2,901	2,901	0.1	2,901
										2,901	2,901	0.1	2,901
Healthcare Providers & Services
Bayside Opco, LLC+	One stop	SF +	7.25%	(j)	11.07%				06/2026	12,699	12,684	0.3	12,699
Bayside Opco, LLC+(25)	Subordinated debt	SF +	10.00%	(j)	13.82%	PIK			06/2026	6,043	5,936	0.2	6,043
Bayside Opco, LLC+	One stop	SF +	7.25%	(j)	11.07%				06/2026	4,492	4,459	0.1	4,492
Bayside Opco, LLC+	One stop				N/A(6)				06/2026	—	—	—	—
Elite Dental Partners LLC+(7)(25)	One stop	SF +	5.25%	(j)	9.07%	PIK			09/2026	18,836	13,029	0.1	3,955
Elite Dental Partners LLC+(7)(25)	One stop	SF +	12.00%	(j)	15.82%	PIK			09/2026	11,974	7,225	0.1	3,113
Elite Dental Partners LLC+(25)	One stop	SF +	5.25%	(j)	9.07%	PIK			09/2026	2,031	2,031	0.1	2,031
Elite Dental Partners LLC+(25)	One stop	SF +	5.25%	(j)	9.40%	PIK			09/2026	1,549	1,549	—	1,549
Opening Day Borrower 111 LLC+(25)	One stop	SF +	6.25%	(j)	10.71%	PIK			05/2027	6,033	6,033	0.1	6,033
SPF Borrower LLC+(25)	One stop	SF +	6.25%	(j)	8.07%	cash/	2.00%	PIK	02/2028	16,191	16,191	0.4	16,191
SPF Borrower LLC+	One stop	SF +	9.50%	(j)	13.32%				02/2028	8,625	8,625	0.2	8,625
SPF Borrower LLC+	One stop				N/A(6)				02/2028	—	—	—	—
										88,473	77,762	1.6	64,731
Life Sciences Tools & Services
Reaction Biology Corporation+(25)	One stop	SF +	4.75%	(j)	8.42%	PIK			03/2029	1,069	1,069	—	1,069
Reaction Biology Corporation+(25)	One stop	SF +	4.75%	(j)	8.42%	PIK			03/2029	2,989	2,989	0.1	2,481
										4,058	4,058	0.1	3,550
Multiline Retail
Fleet Farm Group, LLC+(25)	Senior secured	SF +	5.50%	(j)	9.81%	PIK			01/2031	5,540	5,540	0.1	5,152
Fleet Farm Group, LLC+(25)	One stop	SF +	5.50%	(j)	9.32%	PIK			01/2031	3,326	3,326	0.1	3,126
										8,866	8,866	0.2	8,278
Personal Products
IMPLUS Footcare, LLC+(25)	One stop	SF +	6.00%	(j)	9.68%	PIK			10/2028	3,800	3,800	0.1	3,716
IMPLUS Footcare, LLC+(25)	One stop	SF +	6.00%	(i)	9.70%	PIK			10/2028	8,650	8,145	0.2	8,045
										12,450	11,945	0.3	11,761
Software
Switchfly LLC+(25)	One stop	N/A			1.00%	PIK			11/2027	1,834	1,834	—	1,677

Specialty Retail
Chestnut Optical Midco, Inc.+	One stop	SF +	1.00%	(j)	4.67%				06/2029	45,063	41,920	1.0	40,558
Chestnut Optical Midco, Inc.+(5)	One stop				N/A(6)				06/2029	—	—	—	(282)
Chestnut Optical Midco, Inc.+	One stop	SF +	1.00%	(j)	4.67%				06/2029	4,695	4,695	0.1	3,192
										49,758	46,615	1.1	43,468

Total non-controlled/affiliate company debt investments										190,536	172,176	3.7	143,871

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	02/2021	N/A	210	$—	—%	$—

Healthcare Equipment & Supplies
G & H Wire Company, Inc.+	Common stock	N/A	N/A	11/2024	N/A	159	3,810	0.1	2,067

Healthcare Providers & Services
Bayside Opco, LLC+	LLC interest	N/A	N/A	05/2023	N/A	6	2,592	0.3	11,777
Elite Dental Partners LLC	Preferred stock	N/A	N/A	09/2020	N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	—	—	—
Opening Day Borrower 111 LLC+	Preferred stock	N/A	N/A	09/2024	N/A	181	21,172	0.4	16,240
Opening Day Borrower 111 LLC+	LLC interest	N/A	N/A	04/2023	N/A	181	7,836	—	—
SPF Borrower LLC+	LLC interest	N/A	N/A	02/2024	N/A	—	9,347	0.3	11,412
							45,099	1.0	39,429
Life Sciences Tools & Services
Reaction Biology Corporation+	Common stock	N/A	N/A	03/2025	N/A	139	4,980	0.1	3,586

Multiline Retail
Fleet Farm Group, LLC	Common stock	N/A	N/A	12/2024	N/A	0	23,874	0.6	22,973

Personal Products
IMPLUS Footcare, LLC+	Common stock	N/A	N/A	07/2025	N/A	8288	12,388	0.3	13,015

Software
Switchfly LLC+	LLC interest	N/A	N/A	09/2018	N/A	98,370	2,321	—	—
Switchfly LLC+	Preferred stock	N/A	N/A	09/2024	N/A	7,275	5,375	0.1	4,795
Switchfly LLC+	LLC interest	N/A	N/A	03/2022	N/A	950	950	—	28
							8,646	0.1	4,823
Specialty Retail
Chestnut Optical Midco, Inc.+	LLC interest	N/A	N/A	06/2024	N/A	189	53,764	1.5	60,255

Total non-controlled/affiliate company equity investments							152,561	3.7	146,148

Total non-controlled/affiliate company investments							324,737	7.4	290,019

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(28)
Debt investments
IT Services
MMan Acquisition Co.+(25)	One stop	N/A	8.00%	PIK		03/2026	$2,180	$2,180	0.1%	$2,006
MMan Acquisition Co.+(25)	One stop	N/A	12.00%	PIK		03/2026	1,246	1,246	—	1,246
MMan Acquisition Co.+(25)	One stop	N/A	12.00%	PIK		03/2026	1,340	1,340	—	1,340
MMan Acquisition Co.+(25)	One stop	N/A	12.00%	PIK		03/2026	388	388	—	388
Total controlled affiliate company debt investments							5,154	5,154	0.1	4,980

Equity investments(22)(23)
IT Services
MMan Acquisition Co.+	Preferred stock	N/A	N/A		09/2024	N/A	—	7,831	0.1	5,701

Total controlled affiliate equity investments								7,831	0.1	5,701

Total controlled affiliate company investments								12,985	0.2	10,681

Total investments								8,653,728	220.9	8,639,231

Money market funds (included in cash equivalents and restricted cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			3.64%	(29)				$25,569	0.7%	$25,569
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			3.64%	(29)				123	—	123
Allspring Government Money Market Fund Select Share Class (CUSIP 94975H296)			3.71%	(29)				173	—	173
Morgan Stanley Institutional Liquidity Funds - Treasury Securities Portfolio Institutional Share Class (CUSIP 61747C525)			3.62%	(29)				34,425	0.9	34,425
Total money market funds								60,290	1.6	60,290
Total investments and money market funds								$8,714,018	222.5%	$8,699,521

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the loan collateralizes the notes offered in the 2024 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average ("SONIA" or “SN”), Australian Interbank Rate (”AUD” or ”A”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed could not be the applicable index rate outstanding as of December 31, 2025, as the loan could have priced or repriced based on an index rate prior to December 31, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of December 31, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.94% as of December 31, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of December 31, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.11% as of December 31, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.74% as of December 31, 2025.
(f) Denotes that all or a portion of the contract was indexed to the Six-Month AUD, which was 4.12% as of December 31, 2025.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of December 31, 2025.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 3.87% as of December 31, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 3.69% as of December 31, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.65% as of December 31, 2025.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 3.57% as of December 31, 2025.
(l) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.30% as of December 31, 2025.
(m) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.26% as of December 31, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2025.
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
(6)The entire commitment was unfunded as of December 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of December 31, 2025, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, total non-qualifying assets at fair value represented 13.4% of the Company's total assets calculated in accordance with the 1940 Act.
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
December 31, 2025
(Dollar and share amounts in thousands)
(22) Equity investments are non-income producing securities unless otherwise noted.
(23) Ownership of certain equity investments occurs through a holding company or partnership.
(24) The Company holds an equity investment that is income producing.
(25) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2025.
(26) The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(27) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended December 31, 2025 were as follows:

Portfolio Company	Fair value as of September 30, 2025	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of December 31, 2025	Interest, dividend and fee income
Abita Brewing Co. LLC	$5,216	$3,344	$(2,993)	$(129)	$—	$5,438	$32
Bayside Opco, LLC	33,986	304	(39)	760	—	35,011	816
Benetech, Inc.	2,089	—	(52)	30	—	2,067	—
Chestnut Optical Midco, Inc.	101,952	2,104	—	(333)	—	103,723	863
Elite Dental Partners LLC	10,692	637	—	(681)	—	10,648	80
Fleet Farm Group LLC	33,243	218	—	(2,210)	—	31,251	226
G & H Wire Company, Inc.	6,070	68	(14)	(1,156)	—	4,968	75
IMPLUS Footcare, LLC	23,769	446	—	561	—	24,776	326
Opening Day Borrower 111 LLC	23,236	7,390	(6,033)	(2,320)	—	22,273	129
Reaction Biology Corporation	7,259	296	—	(419)	—	7,136	90
SPF Borrower LLC	37,469	83	(83)	(1,241)	—	36,228	736
Switchfly LLC	8,782	4	—	(2,286)	—	6,500	5
Total Non-Controlled Affiliates	$293,763	$14,894	$(9,214)	$(9,424)	$—	$290,019	$3,378

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
(28) As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the three months ended December 31, 2025 were as follows:

Portfolio Company	Fair value as of September 30, 2025	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of December 31, 2025	Interest, dividend and fee income
MMan Acquisition Co.	$11,862	$133	$—	$(1,314)	$—	$10,681	$136
Total Controlled Affiliates	$11,862	$133	$—	$(1,314)	$—	$10,681	$136

(a)	Gross additions could include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions could include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(29) The rate shown is the annualized seven-day yield as of December 31, 2025.

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

Money market funds (included in cash equivalents and restricted cash equivalents)
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
(28) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended September 30, 2025 were as follows:

Portfolio Company	Fair value as of September 30, 2024	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of September 30, 2025	Interest, dividend and fee income
Abita Brewing Co. LLC	$6,000	$11,690	$(9,725)	$(2,749)	$—	$5,216	$114
Bayside Opco, LLC	29,127	1,165	(156)	3,850	—	33,986	3,263
Benetech, Inc.	1,793	—	(189)	485	—	2,089	8
Chestnut Optical Midco, Inc.(c)	93,864	3,717	—	4,371	—	101,952	3,440
Elite Dental Partners LLC	11,696	1,145	—	(2,149)	—	10,692	223
Fleet Farm Group LLC	—	32,523	—	720	—	33,243	416
G & H Wire Company, Inc.	—	6,657	—	(587)	—	6,070	251
IMPLUS Footcare, LLC	—	23,769	—	—	—	23,769	238
Opening Day Borrower 111 LLC	24,936	12,900	(8,225)	(6,375)	—	23,236	303
Reaction Biology Corporation	—	10,426	(1,684)	(1,483)	—	7,259	182
SPF Borrower LLC	36,653	620	(328)	524	—	37,469	2,994
Switchfly LLC	7,313	2,547	(1,427)	349	—	8,782	26
Total Non-Controlled Affiliates	$211,382	$107,159	$(21,734)	$(3,044)	$—	$293,763	$11,458

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
The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
GBDC Holdings Coinvest, Inc.[6]
GBDC Holdings ED Coinvest, Inc.
GCIC North Haven Stack Buyer Coinvest, Inc.[7]
GCIC Quick Quack Coinvest LLC[5]
GBDC Quick Quack Coinvest LLC[5]
Golub Capital 3 Holdings LLC	(“GBDC 3 Holdings”)
GBDC 3 Funding LLC 8 9	(“GBDC 3 Funding”)8 9
Golub Capital BDC 3 CLO 1 Depositor LLC[1]	(“GBDC 3 2021 CLO Depositor”)[1]
Golub Capital BDC 3 CLO 1 LLC[2]	(“GBDC 3 2021 Issuer”)[2]
Golub Capital BDC 3 ABS 2022-1 Depositor LLC	(“GBDC 3 2022 ABS 2022-1 Depositor”)
Golub Capital BDC 3 ABS 2022-1 LLC[9]	(“GBDC 3 2022 Issuer”)[9]
Golub Capital BDC 3 CLO 2 Depositor LLC	(“GBDC 3 2022 CLO 2 Depositor”)
Golub Capital BDC 3 CLO 2 LLC[8]	(“GBDC 3 2022-2 Issuer”)[8]
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
6.GBDC 3 Holdings Coinvest, Inc. merged into GBDC Holdings Coinvest, Inc. effective September 1, 2025.
7.Prior to December 31, 2025, the date of the entity’s dissolution.
8.Golub Capital BDC 3 CLO 2 LLC (“GBDC 3 2022-2 Issuer”) merged into GBDC 3 Funding LLC (“GBDC 3 Funding”) effective May 19, 2025.
9.Golub Capital BDC 3 ABS 2022-1 LLC (“GBDC 3 2022 Issuer”) merged into GBDC 3 Funding LLC (“GBDC 3 Funding”) effective August 21, 2025.
Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, Funding II, GCIC Holdings, GBDC 3 Holdings, GBDC 3

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Funding, 2024 Issuer and, prior to November 18, 2024, GCIC 2018 Issuer, 2018 Issuer and GBDC 3 2021 Issuer, GCIC Funding (prior to April 30, 2025), GBDC 3 2022-2 Issuer (prior to May 19, 2025), and GBDC 3 2022 Issuer (prior to August 21, 2025) that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).
Cash, cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.
Restricted cash, restricted cash equivalents and restricted foreign currencies: Restricted cash, restricted cash equivalents and restricted foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash, restricted cash equivalents and restricted foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.
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
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three months ended December 31, 2025 and 2024, the Company received Loan Origination Fees that were capitalized of $3,520 and $12,759, respectively. For the three months ended December 31, 2025 and 2024, interest income included $6,544 and $6,255, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2025 and 2024, investment income included $14,519 and $11,016, respectively, of PIK interest and the Company capitalized PIK interest of $14,157 and $13,211, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three months ended December 31, 2025 and 2024, fee income included $565 and $94 from non-recurring prepayment premiums, respectively.
For the three months ended December 31, 2025 and 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $177,396 and $201,367, respectively.
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
For the three months ended December 31, 2025 and 2024, the Company recognized PIK and non-cash dividend income of $7,034 and $7,264, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2025 the Company received no cash payments of accrued and capitalized preferred dividends. For the three months ended December 31, 2024 the Company received $1,824 of cash payments of accrued and capitalized preferred dividends.
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
For the three months ended December 31, 2025 and 2024, the Company recorded dividend income received in cash of $585 and $1,223, respectively, and return of capital distributions received in cash of $92 and $235, respectively.

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
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $52,788 and $27,321 as of December 31, 2025 and September 30, 2025, respectively.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of December 31, 2025, there were three preferred equity securities on non-accrual status with a fair value of $15,095. As of September 30, 2025, there was one preferred equity security on non-accrual status with a fair value of $0.
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
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC or GBDC 3’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC or GBDC 3 acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC or GBDC 3 assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As both GCIC and GBDC 3 did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC and GBDC 3’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisitions of GCIC and GBDC 3, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC and GBDC 3 assets acquired were immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC and GBDC 3 through their ultimate disposition. Amortization expense of purchase premium for the three months ended December 31, 2025 and 2024 was $3,168 and $5,686, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC or GBDC 3 and disposition of such equity securities at fair value, the Company will

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC or GBDC 3.
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
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2025, no U.S. federal excise tax was recorded. For the three months ended December 31, 2024, the Company recorded a reversal of the accrual for U.S. federal excise tax expense of $475.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2025. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three months ended December 31, 2025 and 2024, the Company did not record any U.S. income tax expense.
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
Equity Distribution Agreement: On October 6, 2023, the Company entered into an equity distribution agreement, which was most recently amended on May 16, 2025 (the “2023 Equity Distribution Agreement”), by and among the Company, the Investment Adviser, the Administrator, and Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (the “Placement Agents”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $288,043, in an “at the market offering,” in amounts and at times to be determined by the Company. Through December 31, 2025, the Company has issued 2,408,940 of shares of its common stock for net proceeds to the Company of $38,043 under the 2023 Equity Distribution Agreement. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The 2023 Equity Distribution Agreement provides that the Company can offer and sell shares of its common stock from time to time through, or to, the Placement Agents. Sales of the shares can be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the 2023 Equity Distribution Agreement, the Placement Agents receive a commission from the Company of up to 1.50% of the gross sales price of any shares sold through the Placement Agents under the 2023 Equity Distribution Agreement. Offering costs for the 2023 Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the three months ended December 31, 2025 and December 31, 2024, the Company did not issue any shares of common stock under the 2023 Equity Distribution Agreement.
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2025 and September 30, 2025, the Company had deferred debt issuance costs of $23,849 and $26,005, respectively.
These amounts are amortized and included in interest expense and other debt financing expenses in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2025 and 2024 was $2,607 and $2,645, respectively.
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
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of December 31, 2025, includes the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.
Recent Accounting Updates: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.
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

The base management fee is calculated at an annual rate equal to 1.0% (or 1.375% for periods ending on or before June 30, 2023) of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian but adjusted to exclude cash, cash equivalents, restricted cash and restricted cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.
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
The base management fee incurred for the three months ended December 31, 2025 and 2024 was $22,115 and $21,581, respectively.

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
For the three months ended December 31, 2025 and 2024, the Income Incentive Fee incurred was $17,457 and $18,058, respectively.
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
For the three months ended December 31, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of December 31, 2025 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.
In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2025 and 2024, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of December 31, 2025 and September 30, 2025, there was no cumulative accrual of capital gain incentive fees under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.
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
Included in accounts payable and other liabilities is $3,180 and $3,022 as of December 31, 2025 and September 30, 2025, respectively, for accrued allocated shared services under the Administration Agreement.
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
Total expenses reimbursed to the Administrator during the three months ended December 31, 2025 and 2024 were $2,527 and $2,658, respectively.
As of December 31, 2025 and September 30, 2025, included in accounts payable and other liabilities were $2,559 and $2,527, respectively, for expenses paid on behalf of the Company by the Administrator.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2025 and September 30, 2025, permits the Company to borrow a maximum of $300,000 and expires on June 13, 2032. Refer to Note 7 for discussion of the Adviser Revolver.
Note 4. Investments
Investments as of December 31, 2025 and September 30, 2025 consisted of the following:

	As of December 31, 2025			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$423,378	$418,860	$414,507	$448,400	$444,061	$442,477
One stop	7,661,609	7,553,525	7,531,078	7,735,754	7,633,999	7,615,809
Second lien	26,869	25,138	21,819	31,317	29,607	26,409
Subordinated debt	39,232	38,869	39,200	38,444	38,027	38,412
Equity	N/A	617,336	632,627	N/A	614,244	646,282
Total	$8,151,088	$8,653,728	$8,639,231	$8,253,915	$8,759,938	$8,769,389

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

	As of December 31, 2025		As of September 30, 2025
Amortized Cost:
United States
Southeast	$1,719,373	19.9%	$1,756,509	20.0%
Mid-Atlantic	1,664,540	19.2	1,621,070	18.5
Midwest	1,340,229	15.5	1,395,381	15.9
West	1,282,246	14.8	1,345,106	15.4
Southwest	1,061,219	12.3	1,055,464	12.0
Northeast	473,215	5.5	472,221	5.4
United Kingdom	401,952	4.6	399,688	4.6
Canada	337,344	3.9	337,991	3.9
Finland	84,335	1.0	78,934	0.9
Germany	82,967	1.0	81,459	0.9
Jersey	57,512	0.6	57,493	0.7
Australia	53,302	0.6	54,443	0.6
Sweden	35,444	0.4	35,269	0.4
France	20,295	0.2	20,285	0.2
Israel	17,387	0.2	17,384	0.2
Netherlands	12,845	0.1	12,835	0.1
Denmark	4,867	0.1	4,866	0.1
Luxembourg	4,656	0.1	4,610	0.1
Spain	—	—	8,930	0.1
Total	$8,653,728	100.0%	$8,759,938	100.0%

Fair Value:
United States
Southeast	$1,707,419	19.7%	$1,741,027	19.8%
Mid-Atlantic	1,684,434	19.5	1,641,053	18.7
Midwest	1,335,832	15.5	1,399,325	16.0
West	1,271,864	14.7	1,347,579	15.4
Southwest	1,027,367	11.9	1,028,584	11.7
Northeast	472,982	5.5	472,847	5.4
United Kingdom	406,876	4.7	407,437	4.6
Canada	334,754	3.9	332,821	3.8
Finland	93,551	1.1	88,087	1.0
Germany	89,237	1.0	87,711	1.0
Jersey	59,518	0.7	59,437	0.7
Australia	54,830	0.6	54,102	0.6
Sweden	37,566	0.4	37,383	0.4
France	22,250	0.3	22,233	0.2
Israel	17,814	0.2	17,757	0.2
Netherlands	13,206	0.1	13,210	0.2
Luxembourg	4,926	0.1	4,890	0.1
Denmark	4,805	0.1	4,821	0.1
Spain	—	—	9,085	0.1
Total	$8,639,231	100.0%	$8,769,389	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of December 31, 2025 and September 30, 2025 were as follows:

	As of December 31, 2025			As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$56,260	0.7%		$54,719	0.6%
Air Freight & Logistics	52,855	0.6		52,825	0.6
Airlines	—	—		8,930	0.1
Auto Components	34,561	0.4		39,106	0.4
Automobiles	419,592	4.8		418,536	4.8
Banks	12,963	0.2		12,895	0.1
Beverages	79,917	0.9		79,802	0.9
Biotechnology	2,000	0.0	*	2,000	0.0	*
Building Products	63,334	0.7		62,749	0.7
Capital Markets	14,109	0.2		14,049	0.2
Chemicals	142,565	1.7		142,340	1.6
Commercial Services & Supplies	175,813	2.0		217,458	2.5
Communications Equipment	16,532	0.2		16,529	0.2
Construction & Engineering	12,913	0.1		12,648	0.1
Containers & Packaging	124,584	1.4		111,514	1.3
Diversified Consumer Services	473,574	5.5		466,558	5.3
Diversified Financial Services	174,558	2.0		171,432	2.0
Diversified Telecommunication Services	1,525	0.0	*	1,525	0.0	*
Electric Utilities	7,170	0.1		7,093	0.1
Electrical Equipment	21,062	0.2		25,139	0.3
Electronic Equipment, Instruments & Components	33,455	0.4		33,484	0.4
Energy Equipment & Services	4,302	0.0	*	4,355	0.0	*
Food & Staples Retailing	33,057	0.4		30,214	0.3
Food Products	224,550	2.6		225,050	2.6
Healthcare Equipment & Supplies	330,185	3.8		325,894	3.7
Healthcare Providers & Services	644,215	7.4		650,544	7.4
Healthcare Technology	365,685	4.2		401,952	4.6
Hotels, Restaurants & Leisure	279,846	3.2		271,432	3.1
Household Durables	551	0.0	*	—	—
Household Products	9,551	0.1		9,511	0.1
Industrial Conglomerates	92,198	1.1		84,797	1.0
Insurance	435,643	5.0		425,336	4.9
Internet & Direct Marketing Retail	103,940	1.2		103,716	1.2
IT Services	283,308	3.3		280,208	3.2
Leisure Products	14,487	0.2		14,582	0.2
Life Sciences Tools & Services	125,619	1.5		126,213	1.4
Machinery	31,300	0.4		30,878	0.4
Marine	34,299	0.4		34,593	0.4
Media	18,080	0.2		18,138	0.2
Multiline Retail	32,740	0.4		32,524	0.4
Oil, Gas & Consumable Fuels	2,170	0.0	*	9,925	0.1
Paper & Forest Products	17,839	0.2		18,298	0.2
Personal Products	24,333	0.3		23,887	0.3
Pharmaceuticals	322,837	3.7		321,121	3.7
Professional Services	221,025	2.6		217,398	2.5
Real Estate Management & Development	112,673	1.3		112,592	1.3
Road & Rail	41,704	0.5		43,171	0.5
Software	2,288,320	26.4		2,362,302	27.0
Specialty Retail	455,905	5.3		450,181	5.1
Textiles, Apparel & Luxury Goods	43,815	0.5		43,744	0.5
Trading Companies & Distributors	57,092	0.7		56,605	0.6
Transportation Infrastructure	8,999	0.1		8,904	0.1
Water Utilities	74,118	0.9		70,542	0.8
Total	$8,653,728	100.0%		$8,759,938	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2025			As of September 30, 2025
Fair Value:
Aerospace & Defense	$56,761	0.7%		$54,528	0.6%
Air Freight & Logistics	54,748	0.6		54,006	0.6
Airlines	—	—		9,085	0.1
Auto Components	32,882	0.4		32,910	0.4
Automobiles	417,454	4.8		417,389	4.8
Banks	13,017	0.1		12,951	0.1
Beverages	70,930	0.8		71,405	0.8
Biotechnology	32	0.0	*	149	0.0	*
Building Products	63,232	0.7		62,640	0.7
Capital Markets	14,169	0.2		14,115	0.2
Chemicals	136,825	1.6		137,323	1.6
Commercial Services & Supplies	177,202	2.1		219,594	2.5
Communications Equipment	16,587	0.2		16,585	0.2
Construction & Engineering	12,989	0.1		12,728	0.1
Containers & Packaging	124,489	1.4		111,548	1.3
Diversified Consumer Services	462,983	5.4		462,485	5.3
Diversified Financial Services	178,991	2.1		175,762	2.0
Diversified Telecommunication Services	1,529	0.0	*	1,529	0.0	*
Electric Utilities	7,524	0.1		7,445	0.1
Electrical Equipment	21,417	0.2		25,587	0.3
Electronic Equipment, Instruments & Components	34,112	0.4		34,220	0.4
Energy Equipment & Services	2,067	0.0	*	2,089	0.0	*
Food & Staples Retailing	33,233	0.4		30,171	0.3
Food Products	230,912	2.7		231,437	2.6
Healthcare Equipment & Supplies	335,949	3.9		332,338	3.8
Healthcare Providers & Services	636,116	7.4		645,551	7.4
Healthcare Technology	364,564	4.2		406,376	4.6
Hotels, Restaurants & Leisure	280,710	3.2		272,038	3.1
Household Durables	551	0.0	*	—	—
Household Products	9,602	0.1		9,564	0.1
Industrial Conglomerates	98,210	1.1		90,985	1.0
Insurance	437,475	5.1		426,028	4.9
Internet & Direct Marketing Retail	89,733	1.0		87,060	1.0
IT Services	295,214	3.4		292,679	3.3
Leisure Products	15,837	0.2		16,174	0.2
Life Sciences Tools & Services	127,646	1.5		128,419	1.5
Machinery	31,163	0.4		30,896	0.3
Marine	33,829	0.4		34,116	0.4
Media	17,585	0.2		17,634	0.2
Multiline Retail	31,251	0.4		33,243	0.4
Oil, Gas & Consumable Fuels	1,029	0.0	*	9,149	0.1
Paper & Forest Products	18,110	0.2		18,524	0.2
Personal Products	24,776	0.3		23,769	0.3
Pharmaceuticals	322,659	3.7		322,002	3.7
Professional Services	224,778	2.6		221,818	2.5
Real Estate Management & Development	112,486	1.3		112,254	1.3
Road & Rail	41,119	0.5		42,612	0.5
Software	2,303,248	26.7		2,387,723	27.2
Specialty Retail	443,848	5.1		436,744	5.0
Textiles, Apparel & Luxury Goods	42,094	0.5		41,934	0.5
Trading Companies & Distributors	52,358	0.6		52,247	0.6
Transportation Infrastructure	9,058	0.1		8,856	0.1
Water Utilities	74,148	0.9		70,975	0.8
Total	$8,639,231	100.0%		$8,769,389	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of December 31, 2025 and September 30, 2025 were as follows:

As of December 31, 2025
Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited		€3,900	EUR	4,371	USD	1/30/2026	$—	$(215)
Macquarie Bank Limited		£21,900	GBP	27,811	USD	2/2/2026	—	(1,690)
Macquarie Bank Limited		€35,000	EUR	39,008	USD	2/5/2026	—	(2,155)
Macquarie Bank Limited	A$	26,100	AUD	17,179	USD	2/5/2026	—	(241)
Macquarie Bank Limited		€14,650	EUR	16,498	USD	5/12/2027	—	(986)
Macquarie Bank Limited		€20,300	EUR	22,346	USD	5/27/2027	—	(1,866)
							$—	$(7,153)

SMBC Capital Markets, Inc.		€22,000	EUR	24,594	USD	1/20/2026	$—	$(1,263)
SMBC Capital Markets, Inc.		€23,750	EUR	26,543	USD	1/20/2026	—	(1,369)
SMBC Capital Markets, Inc.		$7,400	CAD	5,533	USD	2/2/2026	133	—
SMBC Capital Markets, Inc.		£21,900	GBP	27,746	USD	2/5/2026	—	(1,754)
SMBC Capital Markets, Inc.		€33,200	EUR	39,008	USD	5/27/2027	—	(703)
							$133	$(5,089)

Wells Fargo Bank, N.A.		£13,900	GBP	18,492	USD	10/28/2026	$—	$(211)

As of September 30, 2025
Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited		€3,900	EUR	4,371	USD	1/30/2026	$—	$(235)
Macquarie Bank Limited		£21,900	GBP	27,811	USD	2/2/2026	—	(1,615)
Macquarie Bank Limited		€35,000	EUR	39,008	USD	2/5/2026	—	(2,338)
Macquarie Bank Limited	A$	26,100	AUD	17,179	USD	2/5/2026	—	(109)
Macquarie Bank Limited		€14,650	EUR	16,498	USD	5/12/2027	—	(1,079)
Macquarie Bank Limited		€20,300	EUR	22,346	USD	5/27/2027	—	(1,990)
							$—	$(7,366)

SMBC Capital Markets, Inc.		€22,000	EUR	24,594	USD	1/20/2026	$—	$(1,367)
SMBC Capital Markets, Inc.		€23,750	EUR	26,543	USD	1/20/2026	—	(1,483)
SMBC Capital Markets, Inc.		$7,400	CAD	5,533	USD	2/2/2026	185	—
SMBC Capital Markets, Inc.		£21,900	GBP	27,746	USD	2/5/2026	—	(1,672)
SMBC Capital Markets, Inc.		€33,200	EUR	39,008	USD	5/27/2027	—	(910)
							$185	$(5,432)
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three months ended December 31, 2025 and 2024 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2025	2024
Foreign exchange	$—	$1,206

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2025	2024
Foreign exchange	$292	$21,927
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2025 and 2024:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2025	2024
Forward currency contracts	$263,902	$350,520
Interest Rate Swaps
In connection with the 2028 Notes and 2029 Notes (each as defined in Note 7), the Company entered into interest rate swap agreements to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. The Company designated these interest rate swaps and the 2028 and 2029 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2028 and 2029 Notes. As of December 31, 2025, the counterparties to the Company’s interest rate swap agreements were SMBC Capital Markets, Inc. and Macquarie Bank Limited. The outstanding interest rate swaps as of December 31, 2025 and September 30, 2025 were as follows:

As of December 31, 2025
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	3.327%	11/5/2028	$225,000	$3,311	$—
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	2.835%	11/5/2028	225,000	6,319	—
SMBC Capital Markets, Inc	2028 Notes	5.050%	D SOFR+	1.723%	12/5/2028	250,000	—	(582)
SMBC Capital Markets, Inc	2029 Notes	6.248%	1M SOFR+	2.444%	6/15/2029	600,000	7,018	—
							$16,648	$(582)
Macquarie Bank Limited	2029 Notes	5.881%	3M SOFR+	2.012%	6/15/2029	150,000	2,134	—
							$2,134	$—

As of September 30, 2025
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	3.327%	11/5/2028	$225,000	$3,513	$—
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	2.835%	11/5/2028	225,000	6,772	—
SMBC Capital Markets, Inc	2028 Notes	5.050%	D SOFR+	1.723%	12/5/2028	250,000	—	(689)
SMBC Capital Markets, Inc	2029 Notes	6.248%	1M SOFR+	2.444%	6/15/2029	600,000	7,780	—
							$18,065	$(689)
Macquarie Bank Limited	2029 Notes	5.881%	3M SOFR+	2.012%	6/15/2029	150,000	2,343	—
							$2,343	$—
As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest and other debt financing expenses. The net unrealized loss related to the fair value hedge was ($13) and $(4,662), respectively, for the three months ended December 31, 2025 and 2024, respectively. The net unrealized loss related to the fair value hedge is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statement of Operations. The table below presents the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
components of the net unrealized loss related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2028 and 2029 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Hedging Instruments (Interest rate swaps)	$(1,518)	$(38,943)
Hedged items (Unsecured notes)	1,505	34,281
Fair market value adjustments for hedge accounting recognized in interest expense	$(13)	$(4,662)
The table below presents the carrying value of the 2028 and 2029 Notes as of December 31, 2025 and September 30, 2025 that are designated in qualifying hedging relationships and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationships included in such carrying value:

	As of December 31, 2025		As of September 30, 2025
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
2028 Notes	$719,100	$8,902	$720,521	$9,445
2029 Notes	755,415	9,270	756,102	10,232
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
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as other assets or other accounts payable and other liabilities. As of December 31, 2025 and September 30, 2025, there was $2,710 and $4,890, respectively, of collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2025 and September 30, 2025:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2025
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized depreciation on derivatives	$2,134	$(7,153)	$(5,019)	$2,710	$(2,309)
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	16,781	(5,671)	11,110	—	11,110
Wells Fargo Bank, N.A.	Net unrealized depreciation on derivatives	—	(211)	(211)	—	(211)

As of September 30, 2025
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized depreciation on derivatives	$2,343	$(7,366)	$(5,023)	$4,890	$(133)
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	18,250	(6,121)	12,129	—	12,129
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2025 and September 30, 2025 were valued using Level 3 inputs. As of December 31, 2025 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.
When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

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
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of December 31, 2025 and September 30, 2025:

As of December 31, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$8,006,604	$8,006,604
Equity investments(1)	—	—	632,627	632,627
Money market funds(1)(2)	60,290	—	—	60,290
Forward currency contracts	—	133	—	133
Interest rate swaps	—	18,782	—	18,782
Total assets, at fair value:	$60,290	$18,915	$8,639,231	$8,718,436
Liabilities, at fair value:
Forward currency contracts	$—	$(12,453)	$—	$(12,453)
Interest rate swaps	—	(582)	—	(582)
Total liabilities, at fair value:	$—	$(13,035)	$—	$(13,035)

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$8,123,107	$8,123,107
Equity investments(1)	—	—	646,282	646,282
Money market funds(1)(2)	93,656	—	—	93,656
Forward currency contracts	—	185	—	185
Interest rate swaps	—	20,408	—	20,408
Total assets, at fair value:	$93,656	$20,593	$8,769,389	$8,883,638
Liabilities, at fair value:
Forward currency contracts	$—	$(12,798)	$—	$(12,798)
Interest rate swaps	—	(689)	—	(689)
Total liabilities, at fair value:	$—	$(13,487)	$—	$(13,487)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash equivalents and restricted cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2025 and 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was ($27,093) and $37,262, respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2025 and 2024:

	For the three months ended December 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$8,123,107	$646,282	$8,769,389
Net change in unrealized appreciation (depreciation) on investments	(12,260)	(16,754)	(29,014)
Net translation of investments in foreign currencies	5,059	5	5,064
Realized gain (loss) on investments	(5,517)	2,799	(2,718)
Realized gain (loss) on translation of investments in foreign currencies	(1,250)	—	(1,250)
Fundings of (proceeds from) revolving loans, net	3,437	—	3,437
Fundings of investments	164,774	7,927	172,701
PIK interest and non-cash dividends	14,157	7,034	21,191
Proceeds from principal payments and sales of portfolio investments	(288,279)	(14,666)	(302,945)
Accretion of discounts and amortization of premiums	3,376	—	3,376
Fair value, end of period	$8,006,604	$632,627	$8,639,231

	For the three months ended December 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$7,656,873	$578,420	$8,235,293
Net change in unrealized appreciation (depreciation) on investments	48,673	(5,044)	43,629
Net translation of investments in foreign currencies	(46,421)	(23)	(46,444)
Realized gain (loss) on investments	(25,589)	233	(25,356)
Realized gain (loss) on translation of investments in foreign currencies	(2,722)	—	(2,722)
Funding of (proceeds from) revolving loans, net	2,169	—	2,169
Fundings of investments	871,564	37,950	909,514
PIK interest and non-cash dividends	13,211	7,264	20,475
Proceeds from non-cash dividends	—	(1,824)	(1,824)
Proceeds from principal payments and sales of portfolio investments	(442,071)	(8,103)	(450,174)
Accretion of discounts and amortization of premiums	569	—	569
Fair value, end of period	$8,076,256	$608,873	$8,685,129

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$414,507	Yield analysis	Market interest rate	7.3% - 21.0% (9.3%)
		Market comparable companies	EBITDA multiples	3.7x - 20.5x (13.9x)
One stop loans(3)(4)	$7,518,796	Yield analysis	Market interest rate	3.5% - 20.0% (9.0%)
		Market comparable companies	EBITDA multiples	4.2x - 30.0x (15.3x)
			Revenue multiples	1.1x - 20.0x (8.9x)
	12,282	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(5)	$61,019	Yield analysis	Market interest rate	8.5% - 13.5% (10.9%)
		Market comparable companies	EBITDA multiples	4.2x - 21.5x (15.1x)
Equity(6)	$632,627	Market comparable companies	EBITDA multiples	4.2x - 29.8x (14.9x)
			Revenue multiples	1.1x - 21.0x (10.0x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$5,180 of loans at fair value were valued using the market comparable companies approach only.
(3)$88,126 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $6,557,533 and $961,263 of one stop loans using EBITDA and revenue multiples, respectively.
(5)$211 of loans at fair value were valued using the market comparable companies approach only.
(6)The Company valued $561,315 and $71,312 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$442,477	Yield analysis	Market interest rate	7.3% - 17.0% (9.1%)
		Market comparable companies	EBITDA multiples	3.5x - 26.3x (14.2x)
One stop loans(3)(4)	$7,603,780	Yield analysis	Market interest rate	3.8% - 20.5% (9.1%)
		Market comparable companies	EBITDA multiples	3.9x - 39.2x (15.7x)
			Revenue multiples	1.4x - 15.0x (8.0x)
	12,029	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(5)	$64,821	Yield analysis	Market interest rate	8.8% - 22.0% (11.1%)
		Market comparable companies	EBITDA multiples	4.0x - 24.0x (15.5x)
Equity(6)	$646,282	Market comparable companies	EBITDA multiples	4.0x - 39.2x (16.4x)
			Revenue multiples	1.4x - 21.3x (8.8x)
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
The following are the carrying values and fair values of the Company’s debt as of December 31, 2025 and September 30, 2025.

	As of December 31, 2025		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$4,903,076	$4,918,649	$4,926,778	$4,934,395
(1) As of December 31, 2025 and September 30, 2025, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2028 and 2029 Notes. See Note 5 for additional information.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of December 31, 2025, the Company’s asset coverage for borrowed amounts was 178.9%.
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
Through October 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2024 Debt Securitization, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are scheduled to mature on October 20, 2036. The Subordinated 2024 Notes are due in 2124. The Class A-1R and Class A-2RR 2024 Notes are included in the December 31, 2025 Consolidated Statement of Financial Condition as debt of the Company. As of December 31, 2025, the Class B-R, Class C-R and Subordinated 2024 Notes were eliminated in consolidation.

As of December 31, 2025, there were 131 portfolio companies with a total fair value of $2,180,595 securing the 2024 Debt Securitization. The pool of loans in the 2024 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2024 Debt Securitization is based on three-month SOFR. The three-month SOFR in effect as of December 31, 2025 based on the last interest rate reset was 3.9%.

For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2024 Debt Securitization were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$19,379	$10,212
Amortization of debt issuance costs	235	112
Total interest and other debt financing expenses	$19,614	$10,324
Cash paid for interest expense	$20,375	$—
Annualized average stated interest rate	5.6%	6.2%
Average outstanding balance	$1,364,000	$652,348

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of December 31, 2025, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A-1R and A-2RR 2024 Notes are as follows:

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
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$—	$1,839
Amortization of debt issuance costs	—	—
Total interest and other debt financing expenses	$—	$1,839
Cash paid for interest expense	$—	$5,152
Annualized average stated interest rate	N/A	7.1%
Average outstanding balance	$—	$102,681
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
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$—	$1,682
Accretion of discounts on notes issued	—	—
Amortization of debt issuance costs	—	—
Total interest and other debt financing expenses	$—	$1,682
Cash paid for interest expense	$—	$4,861
Annualized average stated interest rate	N/A	6.1%
Average outstanding balance	$—	$109,509
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
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2021 Debt Securitization were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$—	$2,694
Amortization of debt issuance costs	—	—
Total interest expense	$—	$2,694
Cash paid for interest expense	$—	$7,355
Annualized average stated interest rate	N/A	6.9%
Average outstanding balance	$—	$155,478
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
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022 Debt Securitization were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$—	$4,035
Amortization of debt issuance costs	—	—
Total interest expense	$—	$4,035
Cash paid for interest expense	$—	$4,360
Annualized average stated interest rate	N/A	6.9%
Average outstanding balance	$—	$233,453
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022-2 Debt Securitization were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$—	$3,504
Amortization of debt issuance costs	—	—
Total interest expense	$—	$3,504
Cash paid for interest expense	$—	$7,197
Annualized average stated interest rate	N/A	7.5%
Average outstanding balance	$—	$185,870
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
Prior to termination, the GBDC 3 DB Credit Facility bore interest at the applicable base rate plus 2.30% per annum during the Revolving Period and 2.80% after the Revolving Period. The base rate under the GBDC 3 DB Credit Facility was (i) the three-month Canadian Overnight Repo Rate Average (“CORRA”) plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. A syndication/agent fee was payable to the facility agent each quarter and was calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum was payable on the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
undrawn amount under the GBDC 3 DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders could have been payable if borrowings under the GBDC 3 DB Credit Facility did not exceed a minimum utilization percentage threshold. A prepayment fee would have been payable in the event of any permanent reduction in commitments of the GBDC 3 DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.
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
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the “GBDC 3 DB Credit Facility were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$—	$3,820
Facility fees	—	244
Total interest and other debt financing expenses	$—	$4,064
Cash paid for interest expense and facility fees	$—	$11,680
Annualized average stated interest rate¹	N/A	6.9%
Average outstanding balance	$—	$220,086
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of December 31, 2025, allowed the Company to borrow up to $1,997,500 in U.S. dollars and certain agreed upon foreign currencies (“Outstanding Commitments”), subject to leverage and borrowing base restrictions. Through a series of agreements, most recently on November 15, 2024 and December 6, 2024, the Company, through the accordion feature, increased the aggregate commitments under the JPM Credit Facility from $1,822,500 to $1,997,500. On April 4, 2025, the Company amended and restated the JPM Credit Facility to among other things, (i) change the applicable margin to a range of 1..525% to 1.775% for any Term Benchmark Loan or RFR Loan (as defined in the JPM Credit Facility) or a range of 0.525% to 0.775% for any ABR Loan (each as defined in the JPM Credit Facility), (ii) reduce the unused fee rate on all unused commitments to 0.325% from 0.375%, (iii) extend the maturity date to April 4, 2030 from August 6, 2029 and (iv) amend the accordion provision to permit increases to the total commitments to up to $3,000,000.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Borrowings for any Term Benchmark Loan or RFR Loan (each as defined in the JPM Credit Facility) under the JPM Credit Facility bear interest at the applicable base rate plus a margin of 1.525% if the gross borrowing base is equal to or greater than 2.0 times the Outstanding Commitments, 1.650% if the gross borrowing base is less than 2.0 times and equal to or greater than 1.60 times the Outstanding Commitments or 1.775% if the gross borrowing base is less than 1.60 times the Outstanding Commitments, subject to compliance with a borrowing base test. The applicable base rate under the JPM Credit Facility is (i) one-month SOFR with respect to any advances denominated in U.S. dollars plus an adjustment of 0.10%, (ii) SONIA with respect to any advances denominated in U.K. pound sterling plus an adjustment of 0.0326%, (iii) one-month EURIBOR with respect to any advances denominated in Euros, (iv) CORRA with respect to any advances denominated in Canadian Dollars plus an adjustment of 0.029547%, (v) Australian Bank Bill Swap Bid Rate (“BBSY”) with respect to any advances denominated in Australian Dollars plus an adjustment of 0.20% and (vi) the relevant rate as defined in the JPM Credit Facility for borrowings in other currencies. Borrowings for any ABR Loan (as defined in the JPM Credit Facility) bear interest at the applicable base rate plus a margin of 0.525% if the gross borrowing base is equal to or greater than 2.0 times the Outstanding Commitments, 0.650% if the gross borrowing base is less than 2.0 times and equal to or greater than 1.60 times the Outstanding Commitments or 0.775% if the gross borrowing base is less than 1.60 times the Outstanding Commitments. As of December 31, 2025, the applicable margin for Term Benchmark Loans and RFR Loans (as defined in the JPM Credit Facility) was 1.525% and the applicable margin for ABR Loans (as defined in the JPM Credit Facility) was 0.525%.

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
As of December 31, 2025 and September 30, 2025, the Company had outstanding debt of $1,115,726 and $1,098,437, respectively, and no letters of credit outstanding under the JPM Credit Facility.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$13,701	$17,045
Facility fees	749	788
Amortization of debt issuance costs	926	1,231
Total interest and other debt financing expenses	$15,376	$19,064
Cash paid for interest expense and facility fees	$13,443	$20,021
Annualized average stated interest rate¹	4.9%	6.4%
Average outstanding balance	$1,117,731	$1,063,419
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance, other than the issue date and the issue price. As of both December 31, 2025 and September 30, 2025, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$3,750	$3,750
Accretion of discounts on notes issued	134	134
Amortization of debt issuance costs	376	403
Total interest and other debt financing expenses	$4,260	$4,287
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	2.5%	2.5%
Average outstanding balance	$600,000	$600,000
2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both December 31, 2025 and September 30, 2025, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.
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
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$1,794	$1,794
Accretion of discounts on notes issued	184	185
Amortization of debt issuance costs	205	221
Total interest and other debt financing expenses	$2,183	$2,200
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	2.1%	2.1%
Average outstanding balance	$350,000	$350,000

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2028 Notes: On December 5, 2023, the Company issued $450,000 in aggregate principal amount of unsecured notes (the “2028 Notes”) and on September 19, 2025, the Company issued an additional $250,000 in aggregate principal amount of 2028 Notes under the same terms as the original issuance, other than the issue date and issue price. As of both December 31, 2025 and September 30, 2025, the outstanding aggregate principal amount of the 2028 Notes was $700,000. The 2028 Notes bear interest at a rate of 7.050% per year payable semi-annually in arrears on June 5 and December 5 of each year, commencing on June 5, 2024. The 2028 Notes mature on December 5, 2028.
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
On April 10, 2024, the Company entered into an interest rate swap on the 2028 Notes pursuant to which the Company agreed to receive a fixed rate of 7.310% and pay a rate of one-month SOFR plus 2.835%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225,000 and terminates on November 5, 2028. The carrying value of the 2028 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2028 Notes were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$12,338	$7,931
Net contractual interest rate swap expense	446	738
Net (gain)/loss related to the fair value hedge	3	7,409
Accretion of discounts (premium) on notes issued	(878)	243
Amortization of debt issuance costs	428	318
Total interest and other debt financing expenses	$12,337	$16,639
Cash paid (received) for interest expense(1)	$16,839	$8,492
Annualized average contractual interest rate swap and stated interest rate	7.2%	7.6%
Average outstanding balance	$700,000	$450,000

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2028 Notes.
2029 Notes: On February 1, 2024, the Company issued $600,000 in aggregate principal amount of unsecured notes (the “2029 Notes”) and on December 3, 2024, the Company issued an additional $150,000 in aggregate principal amount of 2029 Notes under the same terms as the original issuance, other than the issue date and the issue price. As of both December 31, 2025 and September 30, 2025, the outstanding aggregate principal amount of the 2029 Notes was $750,000. The 2029 Notes bear interest at a rate of 6.000% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2024. The 2029 Notes mature on July 15, 2029.
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
On January 29, 2024 and November 25, 2024, the Company entered into interest rate swap agreements on the 2029 Notes with SMBC and Macquarie, respectively, as counterparties. Under the terms of the agreement with SMBC, the Company (i) receives a fixed rate of 6.248% and (ii) pays SMBC a rate of one-month Term SOFR + 2.444% on the first $600,000 of 2029 Notes. Under the terms of the agreement with Macquarie, the Company (i) receives a fixed rate of 5.881% and (ii) pays Macquarie a floating interest rate of three-month Term SOFR + 2.012% on the second $150,000 of the 2029 Notes. The Company designated these interest rate swap as effective hedge accounting instruments. The total notional amount of both swap agreements is $750,000 and both agreements terminate on

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
June 15, 2029. The carrying value of the 2029 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2029 Notes were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$11,250	$9,700
Net contractual interest rate swap expense	558	1,697
Net (gain)/loss related to the fair value hedge	10	(2,747)
Accretion of discounts on notes issued	275	301
Amortization of debt issuance costs	437	360
Total interest and other debt financing expenses	$12,530	$9,311
Cash paid (received) for interest expense (1)	$2,426	$—
Annualized average contractual interest rate swap and stated interest rate	6.2%	7.0%
Average outstanding balance	$750,000	$647,283

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2029 Notes.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of both December 31, 2025 and September 30, 2025, the Company was permitted to borrow up to $300,000. On June 13, 2025, the Company amended the Adviser Revolver to, among other things, increase the borrowing capacity under the Adviser Revolver from $200,000 to $300,000, extend the maturity date to June 13, 2032, and amend the rate that interest accrues on each loan from the short-term applicable federal rate to the mid-term applicable federal rate. The Adviser Revolver bears an interest rate equal to the mid-term Applicable Federal Rate (“AFR”). The mid-term AFR as of December 31, 2025 was 3.7%.
As of December 31, 2025, the Company had no outstanding debt under the Adviser Revolver. As of September 30, 2025, the Company had outstanding debt of $39,200 under the Adviser Revolver.
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$14	$—
Cash paid for interest expense	57	—
Annualized average stated interest rate	3.8%	N/A
Average outstanding balance	$1,429	$—
For the three months ended December 31, 2025 and 2024, the average total debt outstanding was $4,883,160 and $4,770,126, respectively.
For the three months ended December 31, 2025 and 2024, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes and interest rate swaps, on the Company's total debt was 5.4% and 6.2%, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
A summary of the Company’s maturity requirements for borrowings as of December 31, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2024 Debt Securitization	$1,364,000	$—	$—	$—	$1,364,000
JPM Credit Facility	1,115,726	—	—	1,115,726	—
2026 Notes(1)	599,658	599,658	—	—	—
2027 Notes(1)	349,177	—	349,177	—	—
2028 Notes(1)(2)	719,100	—	719,100	—	—
2029 Notes(1)(2)	755,415	—	—	755,415	—
Total borrowings	$4,903,076	$599,658	$1,068,277	$1,871,141	$1,364,000
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 8. Commitments and Contingencies
Commitments: As of December 31, 2025, the Company had outstanding commitments to fund investments totaling $815,876, including $242,152 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $927,887, including $252,574 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of December 31, 2025 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it could not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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
Note 9. Financial Highlights
The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2025	2024
Net asset value at beginning of period	$14.97	$15.19
Net increase in net assets as a result of issuance of DRIP shares	—	0.00	(2)
Net increase in net assets as a result of repurchases of shares	0.01	0.00
Distributions declared:
From net investment income - after tax	(0.39)	(0.48)
Net investment income - after tax	0.36	0.37
Net realized gain (loss) on investment transactions	(0.01)	(0.11)
Net realized gain (loss) on extinguishment of debt	—	0.00	(2)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.10)	0.16
Net asset value at end of period	$14.84	$15.13
Per share market value at end of period	$13.57	$15.16
Total return based on market value(4)	1.97%	3.51%
Number of common shares outstanding	263,384,785	265,498,597

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024
Ratio of net investment income - after tax to average net assets*	9.60%	9.52%
Ratio of total expenses to average net assets*(5)	9.84%	10.94%
Ratio of incentive fees to average net assets(5)	0.44%	0.45%
Ratio of income and excise taxes to average net assets(5)	0.00%	(0.01)%
Ratio of net expenses (without incentive fees) to average net assets*(5)	9.40%	10.49%
Total return based on average net asset value(6)	1.65%	2.77%
Total return based on average net asset value - annualized(6)	6.54%	10.98%
Net assets at end of period	$3,909,154	$4,017,544
Average debt outstanding	$4,883,160	$4,770,126
Average debt outstanding per share	$18.54	$17.97
Portfolio turnover*	7.85%	21.33%
Asset coverage ratio(7)	178.94%	180.82%
Asset coverage ratio per unit(8)	$1,789	$1,808
Average market value per unit:(9)
2018 Debt Securitization	—	N/A
GCIC 2018 Debt Securitization	—	N/A
GBDC 3 2021 Debt Securitization	—	N/A
GBDC 3 2022 Debt Securitization	—	N/A
GBDC 3 2022-2 Debt Securitization	—	N/A
2024 Debt Securitization	N/A	N/A
GBDC 3 DB Credit Facility	—	N/A
JPM Credit Facility	N/A	N/A
2026 Notes	$985	$951
2027 Notes	$968	$927
2028 Notes	$1,052	$1,043
2029 Notes	$1,020	$993
Adviser Revolver	N/A	N/A

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
(9)Not applicable since such senior securities are not registered for public trading, with the exception of the 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes. The average market value per unit calculated for the 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes is based on the average monthly prices of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Earnings available to stockholders	$65,246	$111,314
Basic and diluted weighted average shares outstanding	263,678,730	264,343,512
Basic and diluted earnings per share	$0.25	$0.42

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
For the three months ended December 31, 2025 and 2024, the Company did not issue any common stock under the ATM Program.
On August 1, 2025, the Board re-approved the Program to repurchase up to $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of December 31, 2025, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.
For the three months ended December 31, 2025, Wells Fargo Securities, LLC, as broker, had repurchased 2,623,298 shares of the Company’s common stock pursuant to the Program at an average price of $13.69 per share for an aggregate purchase price of approximately $35,907.
For the three months ended December 31, 2025, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1 - 31, 2025	2,540,542	$13.69	$34,792	$110,043
December 1 - 31, 2025	82,756	$13.47	$1,115	$108,928
Total	2,623,298	$13.69	$35,907	$108,928

There were no repurchases under the Program for the three months ended December 31, 2024.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the three months ended December 31, 2025
11/14/2025	12/15/2025	12/30/2025	$0.39	$84,480	—	$18,272	(1)
For the three months ended December 31, 2024
06/02/2024	11/29/2024	12/13/2024	$0.05	$10,760	—	$2,454	(2)
11/14/2024	11/29/2024	12/13/2024	$0.04	$8,607	—	$1,964	(3)
11/14/2024	12/09/2024	12/27/2024	$0.39	$84,514	1,221,469	$18,554

(1)In accordance with the Company’s DRIP, 1,347,354 shares of the Company's stock were purchased in the open market at an average price of $13.56 and were allocated to stockholders of the Company participating in DRIP.
(2)In accordance with the Company’s DRIP, 162,709 shares of the Company's stock were purchased in the open market at an average price of $15.08 and were allocated to stockholders of the Company participating in DRIP.
(3)In accordance with the Company’s DRIP, 130,168 shares of the Company’s stock were purchased in the open market at an average price of $15.08 and were allocated to stockholders of the Company participating in DRIP.
Note 13. Subsequent Events
In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
On February 2, 2026, the Company’s Board declared a quarterly distribution of $0.33 per share payable on March 30, 2026 to holders of record as of March 13, 2026.
For the period of January 1, 2026 through February 4, 2026, Wells Fargo Securities, LLC, as broker, has repurchased 156,604 shares of the Company’s common stock pursuant to the Program (as defined in Note 2) for an aggregate purchase price of approximately $2,067 at an average price of $13.20 per share.

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
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this

Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025
We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, or the SEC, including Annual Reports on Form 10-K, Registration Statements on Form N-2, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This Quarterly Report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $90.0 billion in capital under management(1) as of January 1, 2026, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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
As of December 31, 2025 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of December 31, 2025		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$414,507	4.8%	$442,477	5.0%
One stop	7,531,078	87.1	7,615,809	86.8
Second lien	21,819	0.3	26,409	0.3
Subordinated debt	39,200	0.5	38,412	0.5
Equity	632,627	7.3	646,282	7.4
Total	$8,639,231	100.0%	$8,769,389	100.0%
(1) “Capital under management” is a gross measure of invested capital including leverage as of January 1, 2026.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2025 and September 30, 2025, one stop loans included $748.4 million and $771.9 million, respectively, of recurring revenue loans at fair value.
As of December 31, 2025 and September 30, 2025, we had debt and equity investments in 420 and 417 portfolio companies, respectively.
The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on (i) our average net asset value, (ii) our average net asset value per share, and (iii) the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	For the three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Weighted average income yield(1)*	9.7%	10.1%	10.9%
Weighted average investment income yield(2)*	10.0%	10.4%	11.2%
Weighted average income yield of total investments(3)*	9.2%	9.6%	10.4%
Weighted average investment income yield of total investments(4)*	9.5%	10.0%	10.7%
Total return based on average net asset value(5)*	6.5%	9.5%	11.0%
Total return based on net asset value per share(6)*	6.7%	9.6%	11.1%
Total return based on market value(7)*	2.0%	(3.9)%	3.5%

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

Recent Developments
On February 2, 2026, our Board declared a quarterly distribution of $0.33 per share, which is payable on March 30, 2026 to holders of record as of March 13, 2026.
On February 2, 2026, our Board appointed Timothy J. Topicz, 41, as our Chief Operating Officer, effective immediately. Mr. Topicz joined Golub Capital in 2022 and is a Director in its Investor Partners Group. He is responsible for the program management of the BDC business for the firm. Mr. Topicz has been an officer of the Company since February 2023 and also currently serves as Chief Operating Officer of Golub Capital Direct Lending Corporation, Golub Capital Direct Lending Unlevered Corporation, Golub Capital BDC 4, Inc., Golub Capital Private Credit Fund, Golub Capital Private Income Fund S, and Golub Capital Private Income Fund I, each a business development company whose investment adviser is GC Advisors. Prior to joining Golub Capital, Mr. Topicz was a Vice President in the Financial Institutions Investment Banking group at Wells Fargo Securities, where he led the firm’s investment banking coverage effort for the business development company sector. Mr. Topicz earned his BS with honors in Business Administration and Finance from The Ohio State University and his MBA from the University of Chicago Booth School of Business. He is a CFA® Charterholder.

Mr. Topicz (i) does not have a family relationship with any members of our Board or other executive officers; (ii) does not have a material interest in any transaction in which we were or are a participant, since the beginning of our last fiscal year; and (iii) has not entered into, nor expects to enter into, any material plan, contract, arrangement, grant or award in connection with his appointment as our Chief Operating Officer.

For the period of January 1, 2026 through February 4, 2026, Wells Fargo Securities, LLC, as broker, has repurchased 156,604 shares of our common stock pursuant to the Program (as defined in Note 2 of our consolidated financial statements) for an aggregate purchase price of approximately $2.1 million at an average price of $13.20 per share.

Consolidated Results of Operations
In addition to our analysis of the year-to-date reporting period compared to the year-to-date prior periods, we are presenting our analysis for the reporting quarter compared to the immediately preceding quarter as we believe this comparison will provide a more meaningful analysis of our business as our results are largely driven by market changes, not seasonal business activity.
Consolidated operating results for three months ended December 31, 2025, September 30, 2025 and December 31, 2024 are as follows:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs December 31, 2024
	(In thousands)
Interest income	$180,380	$190,877	$200,035	$(10,497)	$(19,655)
Payment-in-kind interest income	14,519	13,746	11,016	773	3,503
Discount Amortization	6,544	6,925	6,255	(381)	289
Acquisition purchase premium amortization	(3,168)	(3,543)	(5,686)	375	2,518
Non-cash dividend income	7,034	7,616	7,264	(582)	(230)
Dividend income	585	443	1,223	142	(638)
Fee income	1,113	1,777	593	(664)	520
Total investment income	207,007	217,841	220,700	(10,834)	(13,693)
Total net expenses	111,249	117,076	124,585	(5,827)	(13,336)
Net investment income before taxes	95,758	100,765	96,115	(5,007)	(357)
Income and excise taxes	—	—	(475)	—	475
Net investment income after taxes	95,758	100,765	96,590	(5,007)	(832)
Net realized gain (loss) on investment transactions excluding purchase premium	(3,789)	(33,252)	(27,803)	29,463	24,014
Net realized gain (loss) on investment transactions due to purchase premium	(49)	(208)	(52)	159	3
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium	(29,891)	25,080	36,837	(54,971)	(66,728)
Net change in unrealized appreciation (depreciation) on investment transactions due to purchase premium	3,217	3,751	5,738	(534)	(2,521)
Net gain (loss) on investment transactions	(30,512)	(4,629)	14,720	(25,883)	(45,232)
Net realized gain (loss) on extinguishment of debt	—	—	(48)	—	48
(Provision) benefit for taxes on unrealized appreciation on investments	—	154	52	(154)	(52)
Net increase (decrease) in net assets resulting from operations	$65,246	$96,290	$111,314	$(31,044)	$(46,068)
Average earning debt investments, at fair value	$8,048,361	$8,160,711	$7,727,320	$(112,350)	$321,041
Average earning preferred equity investments, at fair value	$230,264	$247,202	$235,868	$(16,938)	$(5,604)
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of operating results may not be meaningful.
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

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
	(In thousands)
Net investment income after taxes	$95,758	$100,765	$96,590
Add: Acquisition purchase premium amortization	3,168	3,543	5,686
Adjusted Net Investment Income	$98,926	$104,308	$102,276

Net gain (loss) on investment transactions	$(30,512)	$(4,629)	$14,720
Add: Realized loss on investment transactions due to purchase premium	49	208	52
Less: Net change in unrealized appreciation on investment transactions due to purchase premium and purchase premium write-down	(3,217)	(3,751)	(5,738)
Adjusted Net Realized and Unrealized Gain/(Loss)	$(33,680)	$(8,172)	$9,034

Net increase (decrease) in net assets resulting from operations	$65,246	$96,290	$111,314
Add: Acquisition purchase premium amortization	3,168	3,543	5,686
Add: Realized loss on investment transactions due to purchase premium	49	208	52
Less: Net change in unrealized appreciation on investment transactions due to purchase premium and purchase premium write-down	(3,217)	(3,751)	(5,738)
Adjusted Net Income	$65,246	$96,290	$111,314
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

Investment Income
Investment income decreased from the three months ended September 30, 2025 to the three months ended December 31, 2025 by $10.8 million, primarily due to a decrease in interest income as a result of (1) a decrease in the average earning debt investments balance of $112.4 million and (2) declining interest base rates. Investment income decreased from the three months ended December 31, 2024 to the three months ended December 31, 2025 by $13.7 million, primarily due to a decrease in interest income as a result of declining interest base rates and, to a lesser extent, spread compression on new and amended debt investments that was partially offset by interest income earned on an increase in the average earning debt investments balance of $321.0 million.
The annualized income yield by debt security type for three months ended December 31, 2025, September 30, 2025 and December 31, 2024 are as follows:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Senior secured	9.4%	9.7%	10.5%
One stop	9.6%	9.9%	10.7%
Second lien	13.3%	13.3%	13.6%
Subordinated debt	13.4%	13.3%	13.8%
Income yields on senior secured and one stop loans decreased for the three months ended December 31, 2025 as compared to the three months ended September 30, 2025 and for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates, as 97.9% of the loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2025 and September 30, 2025, the weighted average base rate floor of our loans was 0.77% and 0.78%, respectively.
As of December 31, 2025, we have second lien investments in three portfolio companies and subordinated debt investments in seven portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Interest and other debt financing expenses	$63,707	$67,908	$76,998	$(4,201)	$(13,291)
Amortization of debt issuance costs	2,607	2,458	2,645	149	(38)
Base management fee	22,115	22,514	21,581	(399)	534
Income Incentive fee	17,457	18,434	18,058	(977)	(601)
Professional fees	1,785	2,264	1,840	(479)	(55)
Administrative service fee	3,180	3,022	2,902	158	278
General and administrative expenses	398	476	561	(78)	(163)
Net expenses	$111,249	$117,076	$124,585	$(5,827)	$(13,336)
Average debt outstanding	$4,883,160	$4,991,510	$4,770,126	$(108,350)	$113,034
Interest Expense
Interest and other debt financing expenses net of amortization of debt issuance costs, decreased from the three months ended September 30, 2025 to the three months ended December 31, 2025 by $4.1 million, primarily due to a decrease in interest expense as a result of (1) a decrease in the average debt outstanding of $108.4 million and (2) lower interest base rates on our floating rate borrowings. Interest and other debt financing expenses, including amortization of debt issuance costs, decreased from the three months ended December 31, 2024 to the three months ended December 31, 2025 by $13.3 million, primarily due to reduced borrowing costs resulting from (i) the debt capital refinancings completed during the fiscal year 2025 first quarter, including the 2024 Debt Securitization issuance of $1.3 billion in notes which bear interest at a weighted-average rate of three-month SOFR + 1.58%, (ii) the April 2025 amendment to the JPM Credit Facility that reduced the applicable margin to a range of 1.525% to 1.775% from a range of 1.75% to 1.875% and (iii) decreasing interest base rates on our floating rate borrowings that was partially offset by (1) increased interest expense due to an increase in average debt outstanding of $113.0 million and (2) $4.6 million of net unrealized losses related to the fair value hedge of the interest rate swaps on the 2028 and 2029 Notes recognized during the three months ended December 31, 2024. For more information about our outstanding borrowings for the three months ended December 31, 2025 and 2024, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended December 31, 2025, September 30, 2025 and December 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net unrealized gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps, on our total debt was 5.4%, 5.6% and 6.2%, respectively. The effective annualized average interest rate decreased for the three months ended December 31, 2025 compared to the three months ended September 30, 2025 due to lower interest base rates on our floating rate borrowings. The effective annualized average interest rate decreased for the three months ended December 31, 2025 compared to the three months ended December 31, 2024 primarily due to reduced borrowing costs resulting from (1) the debt capital refinancing completed during fiscal year 2025, (2) the April 2025 amendment to the JPM Credit Facility that reduced the applicable margin and (3) decreasing interest base rates on our floating rate borrowings.
Management Fee
The base management fee decreased from the three months ended September 30, 2025 to the three months ended December 31, 2025 primarily due to a decrease in average adjusted gross assets from the three months ended September 30, 2025 to the three months ended December 31, 2025.
The base management fee increased from the three months ended December 31, 2024 to the three months ended December 31, 2025 primarily due to an increase in average adjusted gross assets from the three months ended December 31, 2024 to the three months ended December 31, 2025.

Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
The Income Incentive Fee decreased by $1.0 million from the three months ended September 30, 2025 to the three months ended December 31, 2025 primarily due to a decrease in Pre-Incentive Fee Net Investment Income. The Income Incentive Fee decreased by $0.6 million from the three months ended December 31, 2024 to the three months ended December 31, 2025 primarily due to a decrease in Pre-Incentive Fee Net Investment Income and a lower rate of return on the value of our net assets driven by a decrease in the investment income yield on our investment portfolio due to declining interest base rates and, with regards to the three months ended December 31, 2025 as compared to the three months ended September 30, 2025, a decrease in average adjusted gross assets. For each of the three months ended December 31, 2025, September 30, 2025 and December 31, 2024, we were fully through the Income Incentive Fee “catch-up” provision and the Income Incentive Fee was equal to 15% of Pre-Incentive Fee Net Investment Income.
As of December 31, 2025 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of December 31, 2025 and September 30, 2025, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.
For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, professional fees, the administrative service fee and general and administrative expenses decreased by $0.4 million from the three months ended September 30, 2025 to the three months ended December 31, 2025, primarily due to a decrease in professional fees and general and administrative expenses that was partially offset by an increase in administrative service fees.
In total, professional fees, the administrative service fee and general and administrative expenses increased by less than $0.1 million from the three months ended December 31, 2024 to the three months ended December 31, 2025, primarily due to an increase in administrative service fees that was partially offset by a decrease in professional fees and general and administrative expenses.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 were $2.5 million, $2.1 million, and $2.7 million, respectively.
As of December 31, 2025 and September 30, 2025, included in accounts payable and other liabilities were $2.6 million and $2.5 million, respectively, of expenses paid on behalf of us by the Administrator.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(in thousands)
Net realized gain (loss) from investments	$(2,718)	$(30,370)	$(25,356)	$27,652	$22,638
Net realized gain (loss) from foreign currency transactions	(1,120)	(55)	(3,705)	(1,065)	2,585
Net realized gain (loss) from forward currency contracts	—	(3,035)	1,206	3,035	(1,206)
Net realized gain (loss) on investment transactions	$(3,838)	$(33,460)	$(27,855)	$29,622	$24,017
Unrealized appreciation from investments	$25,444	$63,474	$81,215	$(38,030)	$(55,771)
Unrealized (depreciation) from investments	(54,458)	(38,762)	(37,594)	(15,696)	(16,864)
Unrealized appreciation (depreciation) from forward currency contracts	292	7,245	21,927	(6,953)	(21,635)
Unrealized appreciation (depreciation) on foreign currency translation	2,048	(3,126)	(22,973)	5,174	25,021
Net change in unrealized appreciation (depreciation) on investment transactions	$(26,674)	$28,831	$42,575	$(55,505)	$(69,249)
Net realized gain (loss) on extinguishment of debt	$—	$—	$(48)	—	—
During the three months ended December 31, 2025, we had a net realized loss of $3.8 million, primarily attributable to (1) realized losses recognized on the restructuring of a portfolio company investment and (2) $1.1 million of net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by $2.8 million of net realized gains recognized on the disposition of equity investments in multiple portfolio companies. During the three months ended September 30, 2025, we had a net realized loss of $33.5 million primarily attributable to the realized losses recognized on (i) the restructure of equity and debt investments in multiple portfolio companies and (ii) net realized losses recognized on the settlement of forward currency contracts. During the three months ended December 31, 2024, we had a net realized loss of $27.9 million, primarily attributable to realized losses recognized on (i) the restructuring of equity and debt investments of two portfolio company investments and the sale of a portfolio company debt investment, and (ii) net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars, that were partially offset by (i) net realized gains recognized on the settlement of forward currency contracts and (ii) $0.4 million of realized gain recognized on the sale of one equity investment.

For the three months ended December 31, 2025, we had $25.4 million in unrealized appreciation on 153 portfolio company investments, which was offset by $54.5 million in unrealized depreciation on 283 portfolio company investments. For the three months ended September 30, 2025, we had $63.5 million in unrealized appreciation on 211 portfolio company investments, which was offset by $38.8 million in unrealized depreciation on 246 portfolio company investments. For the three months ended December 31, 2024, we had $81.2 million in unrealized appreciation on 225 portfolio company investments, which was offset by $37.6 million in unrealized depreciation on 174 portfolio company investments.
Unrealized appreciation for the three months ended December 31, 2025 and September 30, 2025 was primarily due to reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments. Unrealized appreciation for the three months ended December 31, 2024 was primarily due to unrealized appreciation resulting from solid borrower credit trends across our portfolio and the reversal of previously recognized unrealized depreciation (i) on the disposition or restructuring of portfolio company investments and (ii) spread tightening in the market during the second half of calendar year 2024.
Unrealized depreciation for the three months ended December 31, 2025 and September 30, 2025 primarily resulted from isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status and (ii) debt and equity investments in certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the three months ended December 31, 2024 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were on non-accrual status as well as isolated deterioration in the credit performance of a small number of portfolio companies.

For the three months ended December 31, 2024, we had a realized loss on extinguishment of debt of less than $0.1 million, which represents the unamortized discount on the GBDC 3 2021 Notes assumed as a result on the GBDC 3 Merger, at termination.

Liquidity and Capital Resources
For the three months ended December 31, 2025, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $48.0 million. During the period, cash provided by operating activities was $212.0 million, primarily as a result of proceeds from principal payments and sales of portfolio investments of $302.9 million, partially offset by purchases and fundings of portfolio investments of $172.7 million, and net investment income after tax of $95.8 million. Lastly, cash used in financing activities was $164.0 million, primarily driven by borrowings on debt of $165.3 million offset by repayments of debt of $190.2 million, distributions paid and purchases of common stock under the DRIP totaling $102.8 million and purchases of common stock under the Program of $35.9 million.
For the three months ended December 31, 2024, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $136.6 million. During the period, cash used in operating activities was $374.7 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $450.2 million and net investment income after tax of $96.6 million, offset by fundings of portfolio investments of $909.5 million. Lastly, cash provided by financing activities was $238.1 million, primarily driven by borrowings on debt of $3,390.2 million, offset by repayments of debt of $3,037.7 million and distributions paid of $108.3 million.
As of December 31, 2025 and September 30, 2025, we had cash of $58.4 million and $0.0 million, and cash equivalents of $25.9 million and $11.9 million, respectively. In addition, we had foreign currencies of $9.7 million and $11.7 million as of December 31, 2025 and September 30, 2025, respectively, restricted cash of $32.1 million and $7.1 million as of December 31, 2025 and September 30, 2025, respectively, and restricted cash equivalents of $34.4 million and $81.7 million as of December 31, 2025 and September 30, 2025, respectively. We had no restricted foreign currencies as of December 31, 2025 and September 30, 2025. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash, restricted cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable. As of December 31, 2025 and September 30, 2025, we did not have any debt securitizations that were past their reinvestment period term.
Revolving Debt Facilities
JPM Credit Facility - On February 11, 2021, we initially entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of December 31, 2025, allowed us to borrow up to $2.0 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2025 and September 30, 2025, we had outstanding debt under the JPM Credit Facility of $1,115.7 million and $1,098.4 million, respectively. As of December 31, 2025 and September 30, 2025, subject to leverage and borrowing base restrictions, we had $881.8 million and $899.1 million, respectively, of remaining commitments and availability on the JPM Credit Facility.
Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $300.0 million at any one time outstanding as of December 31, 2025. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of December 31, 2025, we had no amounts outstanding on the Adviser Revolver. As of September 30, 2025, we had outstanding debt under the Adviser Revolver of $39.2 million, respectively.
GBDC 3 DB Credit Facility - Effective June 3, 2024, we assumed, as a result of the GBDC 3 Merger (as defined in Note 7 of our consolidated financial statements), the GBDC 3 DB Credit Facility (as defined in Note 7 of our consolidated financial statements). On November 19, 2024, all amounts outstanding under the GBDC 3 DB Credit Facility were repaid, following which the agreements governing the GBDC 3 DB Credit Facility were terminated. As of December 31, 2025 and September 30, 2025, we had no outstanding debt under the GBDC 3 DB Credit Facility.
Debt Securitizations
2024 Debt Securitization - On November 18, 2024, we completed the 2024 Debt Securitization (the “2024 Debt Securitization”). The Class A-1R 2024 Notes and Class A-2RR 2024 Notes (each as defined in Note 7 of our consolidated financial statements) are included in the December 31, 2025 Consolidated Statements of Financial Condition as our debt, and the Class B-R, Class C-R and Subordinated Notes were eliminated in consolidation. As of both December 31, 2025 and September 30, 2025, we had outstanding debt under the 2024 Debt Securitization of $1,364.0 million.
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
2026 Notes
On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both December 31, 2025 and September 30, 2025, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.
2027 Notes
On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both December 31, 2025 and September 30, 2025.
2028 Notes
On December 5, 2023, we issued $450.0 million in aggregate principal amount of the 2028 Notes, On September 19, 2025, we issued an additional $250.0 million in aggregate principal of the 2028 Notes under the same terms of the original issuance, other than the issue date and the issue price. As of both December 31, 2025 and September 30, 2025, we had $700.0 million of outstanding aggregate principal amount of the 2028 Notes.
On December 5, 2023, we entered into an interest rate swap on the 2028 Notes pursuant to which we agreed to receive a fixed rate of 7.310% and pay a rate of one-month Term SOFR plus 3.327%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225.0 million and terminates on November 5, 2028.
On April 10, 2024, we entered into an interest rate swap on the remaining portion of the initial $450.0 million of 2028 Notes pursuant to which we agreed to receive a fixed rate of 7.310% and pay a rate of one-month SOFR plus

2.835%. The interest rate swap is designated as an effective hedge accounting instrument. The notional amount of the swap is $225.0 million and terminates on November 5, 2028.
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
2029 Notes
On February 1, 2024, we issued $600.0 million in aggregate principal amount of the 2029 Notes, and on December 3, 2024, we issued an additional $150.0 million in aggregate principal amount of the 2029 Notes under the same terms of the original issuance other than the issue date and the issue price. As of both December 31, 2025 and September 30, 2025, we had $750.0 million of outstanding aggregate principal amount of the 2029 Notes.
On January 29, 2024 and November 25, 2024, we entered into interest rate swap agreements on the 2029 Notes pursuant to which we agreed (i) to receive a fixed rate of 6.248% and pay a rate of one-month Term SOFR plus 2.444% on the first $600.0 million of the 2029 Notes and (ii) to receive a fixed rate of 5.881% and pay a rate of three-month SOFR plus 2.012% on the second $150.0 million of the 2029 Notes. The interest rate swap agreements are designated as effective hedge accounting instruments. The aggregate notional amount of the swap is $750.0 million and terminates on June 15, 2029. The carrying value of the 2029 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.
Equity Distribution Agreement
On October 6, 2023, we entered into an equity distribution agreement, or, as amended, the 2023 Equity Distribution Agreement, in connection with an at the market program to sell up to $288.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. During the three months ended December 31, 2025 and December 31, 2024, there were no common stock issuances under the 2023 Equity Distribution Agreement. As of December 31, 2025 and September 30, 2025, following an amendment to the 2023 Equity Distribution Agreement in May 2025 to increase the aggregate offering amount by $38.0 million, common stock with an aggregate offering amount of $250.0 million remained available for issuance under the 2023 Distribution Agreement.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
As of December 31, 2025, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of December 31, 2025, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 178.9% and 1.27x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash, cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 1.23x as of December 31, 2025.
On August 1, 2025, our board of directors re-approved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150.0 million of our outstanding common stock, exclusive of shares repurchased prior to the date of such authorization, on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the three months ended December 31, 2025, we repurchased 2.6 million shares of our common stock for an aggregate repurchase price of approximately $35.9 million. During the three months ended December 31, 2024, we did not make any repurchases of our common stock.
As of December 31, 2025 and September 30, 2025, we had outstanding commitments to fund investments totaling $815.9 million and $927.9 million, respectively. As of December 31, 2025, total commitments of $815.9 million included $242.2 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of December 31, 2025 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2025. As of December 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts and interest rate swap agreements as of December 31, 2025 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of December 31, 2025 and September 30, 2025, we had investments in 420 and 417 portfolio companies, respectively, with a total fair value of $8.6 billion and $8.8 billion, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025		September 30, 2025		December 31, 2024
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$3,000	6.7%	$2,000	2.3%	$27,767	2.3%
One stop	40,499	90.7	80,377	92.9	1,139,505	95.9
Second lien	—	—	920	1.1	10,278	0.9
Subordinated debt	—	—	252	0.3	—	—
Equity	1,157	2.6	2,942	3.4	10,540	0.9
Total new investment commitments	$44,656	100.0%	$86,491	100.0%	$1,188,090	100.0%

For the three months ended December 31, 2025, we had approximately $302.9 million in proceeds from principal payments and sales of portfolio investments.
For the three months ended December 31, 2024, we had approximately $450.2 million in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2025(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$416,279	$411,836	$409,327	$448,216	$443,940	$442,410
Non-accrual(3)	7,099	7,024	5,180	184	121	67
One stop:
Performing	7,560,035	7,473,295	7,483,682	7,663,987	7,582,036	7,588,765
Non-accrual(3)	101,574	80,230	47,396	71,767	51,963	27,044
Second lien:
Performing	21,579	21,414	21,607	26,093	25,882	26,199
Non-accrual(3)	5,290	3,724	212	5,224	3,725	210
Subordinated debt:
Performing	39,232	38,869	39,200	38,444	38,027	38,412
Non-accrual(3)	—	—	—	—	—	—
Equity:
Performing	N/A	596,003	617,532	N/A	613,585	646,282
Non-accrual(3)	N/A	21,333	15,095	N/A	659	—
Total	$8,151,088	$8,653,728	$8,639,231	$8,253,915	$8,759,938	$8,769,389

(1)As of December 31, 2025, $1,478.6 million and $1,431.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of December 31, 2025, $63.3 million and $36.7 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2025, $1,520.7 million and $1,476.5 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of September 30, 2025, $51.3 million and $24.1 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of December 31, 2025, we had loans in eleven portfolio companies and preferred equity securities in three portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 1.3% and 0.8%, respectively. As of September 30, 2025, we had loans in eight portfolio companies and preferred equity securities in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.6% and 0.3%, respectively.
As of December 31, 2025 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 98.2% and 98.4%, respectively.
The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Weighted average rate of new investment fundings	8.6%	8.9%	9.4%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.9%	4.9%	5.1%
Weighted average fees of new investment fundings	0.6%	0.9%	0.9%
Weighted average rate of sales and payoffs of portfolio investments(1)	9.4%	9.8%	11.3%
(1)Excludes the disposition of non-accrual assets.
As of December 31, 2025, 98.0% and 97.9% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 98.0% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2025 and September 30, 2025, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $75.8 million and $72.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$240,987	2.8%	$157,871	1.8%
4	7,412,877	85.8	7,683,585	87.6
3	875,417	10.1	843,352	9.6
2	109,950	1.3	84,581	1.0
1	—	—	—	—
Total	$8,639,231	100.0%	$8,769,389	100.0%
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of December 31, 2025 and September 30, 2025.

	Average Price[1]
Category	December 31, 2025	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.7%	99.7%
Internal Performance Rating 3 (Performing Below Expectations)	92.6	91.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	45.7	34.1
Total	98.2%	98.4%

(1)Includes only debt investments held as of December 31, 2025 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•GC Advisors serves as the collateral manager to the 2024 Issuer under the 2024 Issuer Collateral Management Agreement. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.
•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.
•During the fourth calendar quarter of 2025, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $11.6 million, or 846,200 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During the calendar year 2025, the Trust purchased approximately $45.1 million, or 3,089,459 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During the calendar year 2024, the Trust purchased approximately $10.1 million, or 670,760 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.
•On September 16, 2019, we completed our acquisition of GCIC pursuant to the GCIC Merger Agreement.
•On June 3, 2024, we completed our acquisition of GBDC 3, pursuant to the GBDC 3 Merger Agreement.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital Direct Lending Corporation, or GDLC, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital BDC 4, Inc., or GBDC 4, Golub Capital Private Credit Fund, or GCRED, Golub Capital Private Income Fund I, or GPIF I, and Golub Capital Private Income Fund S, or GPIF S, all of which are unlisted business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GDLC, GDLCU, GBDC 4, GCRED, GPIF I and GPIF S. If GC Advisors and its affiliates determine that an investment is appropriate for us, GDLC, GDLCU, GBDC 4, GCRED, GPIF I, GPIF S and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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
Pursuant to Rule 2a-5 under the 1940 Act, our board of directors, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of our board of directors.
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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2025 and September 30, 2025 were valued using Level 3 inputs. As of December 31, 2025 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.
When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.
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

Revenue Recognition
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
Non-accrual Investments: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $52.8 million and $27.3 million as of December 31, 2025 and September 30, 2025, respectively. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of December 31, 2025, there were three preferred equity securities on non-accrual status with a fair value of $15.1 million. As of September 30, 2025, there was one preferred equity security on non-accrual status with a fair value of $0.0 million.

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
Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2025, we recorded no U.S. federal excise tax. For the three months ended December 31, 2024, we recorded a reversal of the accrual for U.S. federal excise tax expense of $0.5 million.
We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the three months ended December 31, 2025 and 2024, we did not record any U.S. income taxes. For the three months ended December 31, 2025, we recorded a net tax benefit of less than $0.1 million for taxable subsidiaries. For the three months ended December 31, 2024, we recorded a net tax benefit of less than $0.1 million for taxable subsidiaries. As of both December 31, 2025 and September 30, 2025, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.2 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2025 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.77% and 0.78%, respectively. The Class A-1R, and A-2RR 2024 Notes issued in connection with the 2024 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. The JPM Credit Facility has a floating interest rate provision that, as of December 31, 2025, is primarily based on an applicable base rate (as defined in Note 7 to our consolidated financial statements) plus a spread that ranges from 1.525% to 1.775% plus a spread adjustment of 0.10% on SOFR borrowings. The Adviser Revolver has a floating interest rate provision equal to the mid-term Applicable Federal Rate. We have entered into three interest rate swaps on the 2028 Notes and two interest rate swaps on the 2029 Notes and these swaps have floating rate provisions based on one-month SOFR plus a spread of 3.327%, one-month SOFR plus a spread of 2.835%, floating rate SOFR plus a spread of 1.723%, one-month SOFR plus a spread of 2.444%, and three-month SOFR plus a spread of 2.012%, respectively. We expect that other credit facilities and swaps into which we enter in the future could have floating interest rate provisions.
Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2025 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(158,671)	$(78,595)	$(80,076)
Down 150 basis points	(119,987)	(58,946)	(61,041)
Down 100 basis points	(80,492)	(39,297)	(41,195)
Down 50 basis points	(40,260)	(19,649)	(20,611)
Up 50 basis points	40,270	19,649	20,621
Up 100 basis points	80,540	39,297	41,243
Up 150 basis points	120,810	58,946	61,864
Up 200 basis points	161,080	78,595	82,485
(1) Assumes applicable three-month base rate as of December 31, 2025, with the exception of SONIA and Prime that utilize the December 31, 2025 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, the Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.
As of December 31, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A: Risk Factors.
There have been no material changes during the three months ended December 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2025.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Mine Safety Disclosures.
None.
Item 5: Other Information.
None.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Golub Capital BDC, Inc.

Date: February 4, 2026	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)