Form 10-Q
period 2026-03-31
GOLUB CAPITAL BDC, Inc.
filed 2026-05-04
CIK 1476765

_____________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 4, 2026, the Registrant had 260,495,181 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2026	September 30, 2025
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$8,021,462	$8,463,764
Non-controlled affiliate company investments	284,292	293,763
Controlled affiliate company investments	11,491	11,862
Total investments, at fair value (amortized cost of $8,477,016 and $8,759,938, respectively)	8,317,245	8,769,389
Cash	19,401	—
Cash equivalents	46,028	11,935
Foreign currencies (cost of $6,884 and $11,685, respectively)	6,763	11,681
Restricted cash	22,777	7,107
Restricted cash equivalents	40,210	81,720
Interest receivable	63,678	68,031
Receivable for investments	3,587	7,273
Net unrealized appreciation on derivatives	8,923	12,129
Other assets	1,085	9,034
Total Assets	$8,529,697	$8,978,299
Liabilities
Debt	$4,723,905	$4,926,778
Less unamortized debt issuance costs	(21,427)	(26,005)
Debt less unamortized debt issuance costs	4,702,478	4,900,773
Net unrealized depreciation on derivatives	—	5,023
Interest payable	33,891	38,254
Management and income incentive fees payable	36,533	40,884
Accrued trustee fees	646	1,039
Accounts payable and other liabilities	8,029	9,759
Total Liabilities	4,781,577	4,995,732
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Common stock, par value $0.001 per share, 500,000,000 shares authorized, 261,147,881 and 266,008,083 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	261	266
Paid in capital in excess of par	3,967,414	4,031,117
Distributable earnings (losses)	(219,555)	(48,816)
Total Net Assets	3,748,120	3,982,567
Total Liabilities and Total Net Assets	$8,529,697	$8,978,299
Number of common shares outstanding	261,147,881	266,008,083
Net asset value per common share	$14.35	$14.97

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$162,002	$188,017	$343,683	$386,378
Payment-in-kind interest income	15,684	13,512	28,798	24,077
Dividend income	6,360	7,877	13,979	16,364
Fee income	739	1,690	1,818	2,245
Total investment income from non-controlled/non-affiliate company investments	184,785	211,096	388,278	429,064
From non-controlled affiliate company investments:
Interest income	1,874	2,241	3,949	4,484
Payment-in-kind interest income	1,315	414	2,588	746
Fee income	22	18	52	49
Total investment income from non-controlled affiliate company investments	3,211	2,673	6,589	5,279
From controlled affiliate company investments:
Payment-in-kind interest income	133	119	265	238
Fee income	5	4	9	11
Total investment income from controlled affiliate company investments	138	123	274	249
Total investment income	188,134	213,892	395,141	434,592
Expenses
Interest and other debt financing expenses	61,069	69,911	127,383	149,554
Base management fee	21,035	21,714	43,150	43,295
Incentive fee	15,542	18,247	32,999	36,305
Administrative service fee	2,939	3,185	6,119	6,087
Professional fees	1,627	1,765	3,412	3,605
General and administrative expenses	375	408	773	969
Total expenses	102,587	115,230	213,836	239,815
Net investment income - before tax	85,547	98,662	181,305	194,777
Excise and income tax benefit	—	—	—	(475)
Net investment income - after tax	85,547	98,662	181,305	195,252
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(1,451)	(16,864)	(4,169)	(42,220)
Foreign currency transactions	1,354	(174)	234	(3,879)
Forward currency contracts	(10,258)	5,997	(10,258)	7,203
Net realized gain (loss) on investment transactions	(10,355)	(11,041)	(14,193)	(38,896)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(119,789)	(1,341)	(138,065)	38,744
Non-controlled affiliate company investments	(12,522)	(2,933)	(21,946)	689
Controlled affiliate company investments	679	(441)	(635)	(527)
Translation of assets and liabilities in foreign currencies	(4,398)	11,427	(2,350)	(11,546)
Forward currency contracts	14,042	(15,495)	14,334	6,432
Net change in unrealized appreciation (depreciation) on investment transactions	(121,988)	(8,783)	(148,662)	33,792
Net gain (loss) on investment transactions	(132,343)	(19,824)	(162,855)	(5,104)
Net realized gain (loss) on extinguishment of debt	—	—	—	(48)
Benefit for taxes on unrealized appreciation on investments	—	146	—	198
Net increase (decrease) in net assets resulting from operations	$(46,796)	$78,984	$18,450	$190,298
Per Common Share Data
Basic and diluted earnings (loss) per common share (Note 10)	$(0.18)	$0.30	$0.07	$0.72
Dividends and distributions declared per common share	$0.33	$0.39	$0.72	$0.87
Basic and diluted weighted average common shares outstanding (Note 10)	262,676,687	266,484,213	263,183,214	265,402,101

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	264,277,128	$264	$4,167,258	$(152,993)	$4,014,529
Issuance of common stock	2,408,940	3	37,431	—	37,434
Repurchases of common stock, net of commission costs	(77,777)	—	(1,130)	—	(1,130)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	195,252	195,252
Net realized gain (loss) on investment transactions	—	—	—	(38,896)	(38,896)
Net realized gain (loss) on extinguishment of debt	—	—	—	(48)	(48)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	33,792	33,792
Benefit for taxes on unrealized appreciation on investments	—	—	—	198	198
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,222,823	2	33,702	—	33,704
Distributions from distributable earnings	—	—	—	(231,337)	(231,337)
Total increase (decrease) for the six months ended March 31, 2025	4,553,986	5	70,003	(41,039)	28,969
Balance at March 31, 2025	268,831,114	$269	$4,237,261	$(194,032)	$4,043,498
Balance at December 31, 2024	265,498,597	$265	$4,185,811	$(168,532)	$4,017,544
Issuance of common stock	2,408,940	3	37,431	—	37,434
Repurchases of common stock, net of commission costs	(77,777)	—	(1,130)	—	(1,130)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	98,662	98,662
Net realized gain (loss) on investment transactions	—	—	—	(11,041)	(11,041)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(8,783)	(8,783)
Benefit for taxes on unrealized appreciation on investments	—	—	—	146	146
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,001,354	1	15,149	—	15,150
Distributions from distributable earnings	—	—	—	(104,484)	(104,484)
Total increase (decrease) for the three months ended March 31, 2025	3,332,517	4	51,450	(25,500)	25,954
Balance at March 31, 2025	268,831,114	$269	$4,237,261	$(194,032)	$4,043,498
Balance at September 30, 2025	266,008,083	$266	$4,031,117	$(48,816)	$3,982,567
Repurchases of common stock, net of commission costs	(4,860,202)	(5)	(63,703)	—	(63,708)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	181,305	181,305
Net realized gain (loss) on investment transactions	—	—	—	(14,193)	(14,193)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(148,662)	(148,662)
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(189,189)	(189,189)
Total increase (decrease) for the six months ended March 31, 2026	(4,860,202)	(5)	(63,703)	(170,739)	(234,447)
Balance at March 31, 2026	261,147,881	$261	$3,967,414	$(219,555)	$3,748,120
Balance at December 31, 2025	263,384,785	$263	$3,995,213	$(86,322)	$3,909,154
Repurchases of common stock, net of commission costs	(2,236,904)	(2)	(27,799)	—	(27,801)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	85,547	85,547
Net realized gain (loss) on investment transactions	—	—	—	(10,355)	(10,355)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(121,988)	(121,988)
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(86,437)	(86,437)
Total increase (decrease) for the three months ended March 31, 2026	(2,236,904)	(2)	(27,799)	(133,233)	(161,034)
Balance at March 31, 2026	261,147,881	$261	$3,967,414	$(219,555)	$3,748,120

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$18,450	$190,298
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	5,179	5,124
Accretion of discounts and amortization of premiums on investments	(6,596)	(2,678)
Accretion of discounts and amortization of premiums on issued debt securities	(563)	1,681
Net realized (gain) loss on investments	4,169	42,220
Net realized (gain) loss on foreign currency transactions	(234)	3,879
Net realized (gain) loss on forward currency contracts	10,258	(7,203)
Net realized (gain) loss on extinguishment of debt	—	48
Net change in unrealized (appreciation) depreciation on investments	160,646	(38,906)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	2,350	11,546
Net change in unrealized (appreciation) depreciation on interest rate swap	171	4,697
Net change in unrealized (appreciation) depreciation on forward currency contracts	(14,334)	(6,432)
Proceeds from (fundings of) revolving loans, net	(11,314)	(5,016)
Fundings of investments	(296,134)	(1,208,048)
Proceeds from principal payments and sales of portfolio investments	639,511	840,343
Proceeds from settlements of forward currency contracts	(10,258)	10,264
Payment-in-kind interest capitalized	(32,718)	(27,921)
Non-cash dividends capitalized	(13,192)	(15,071)
Proceeds from non-cash dividends	235	3,549
Changes in operating assets and liabilities:
Interest receivable	4,353	8,293
Receivable for investments	3,686	—
Other assets	7,949	385
Interest payable	(4,363)	4,772
Management and income incentive fees payable	(4,351)	7,250
Accrued trustee fees	(393)	89
Accounts payable and other liabilities	(1,730)	(2,459)
Net cash provided by (used in) operating activities	460,777	(179,296)
Cash flows from financing activities
Borrowings on debt	378,068	3,731,443
Repayments of debt	(562,534)	(3,496,076)
Capitalized debt issuance costs	(601)	(5,995)
Net proceeds from issuance of common stock (Note 11)	—	37,434
Purchases of common stock (Note 11)	(63,708)	(1,130)
Distributions paid	(156,810)	(197,633)
Purchases of common stock for dividend reinvestment plan	(32,379)	—
Net cash provided by (used in) financing activities	(437,964)	68,043
Net change in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies	22,813	(111,253)
Effect of foreign currency exchange rates	(77)	(1,915)
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, beginning of period	112,443	359,552
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, end of period	$135,179	$246,384
Supplemental disclosure of cash flow information:
Cash paid during the period for interest(1)	$126,960	$133,282
Distributions declared for the period	189,189	231,337
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$—	$33,704
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

The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2026	September 30, 2025
Cash	$19,401	$—
Cash equivalents	46,028	11,935
Foreign currencies (cost of $6,884 and $11,685, respectively)	6,763	11,681
Restricted cash	22,777	7,107
Restricted cash equivalents	40,210	81,720
Total cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$135,179	$112,443
(1) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Jeppesen Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				11/2032	$2,377	$2,365	0.1%	$2,329
Jeppesen Holdings, LLC+(5)	One stop				N/A(6)				11/2032	—	(1)	—	(2)
PPW Aero Buyer, Inc.*+	One stop	SF +	5.00%	(j)	8.70%				09/2031	33,853	33,529	0.9	33,694
PPW Aero Buyer, Inc.*	One stop	SF +	5.00%	(j)	8.70%				09/2031	11,741	11,632	0.3	11,686
PPW Aero Buyer, Inc.+(5)	One stop				N/A(6)				09/2031	—	(4)	—	(2)
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(a)(j)	8.91%				09/2031	56	53	—	53
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.70%				09/2031	6,400	6,346	0.2	6,370
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.70%				09/2031	186	185	—	185
PPW Aero Buyer, Inc.+(5)	One stop				N/A(6)				09/2031	—	(3)	—	(3)
Titan BW Borrower L.P.+(25)	One stop	SF +	5.38%	(j)	6.17%	cash/	2.88%	PIK	07/2032	2,017	1,999	—	1,994
Titan BW Borrower L.P.+(5)	One stop				N/A(6)				07/2032	—	(3)	—	(3)
Titan BW Borrower L.P.+	One stop	SF +	4.75%	(j)	8.42%				07/2032	101	100	—	99
										56,731	56,198	1.5	56,400
Air Freight & Logistics
RJW Group Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.70%				11/2031	46,415	45,625	1.2	45,983
RJW Group Holdings, Inc.+	One stop	SF +	5.00%	(k)	8.73%				11/2031	2,931	2,876	0.1	2,900
RJW Group Holdings, Inc.*	One stop	SF +	5.00%	(j)	8.70%				11/2031	1,710	1,694	—	1,694
RJW Group Holdings, Inc.+(5)	One stop				N/A(6)				11/2031	—	(1)	—	(3)
										51,056	50,194	1.3	50,574
Auto Components
Arnott, LLC+	One stop	SF +	4.75%	(k)	8.49%				11/2030	4,712	4,676	0.1	4,543
Arnott, LLC+	One stop	SF +	4.75%	(j)(k)	8.41%				11/2030	590	584	—	562
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)	8.42%				01/2030	2,189	2,170	0.1	2,189
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)(k)	8.46%				01/2030	1,278	1,268	0.1	1,278
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)	8.42%				01/2030	45	42	—	45
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)	8.42%				01/2030	243	242	—	243
Collision SP Subco, LLC+	One stop	SF +	4.75%	(k)	8.48%				01/2030	558	534	—	558
Covercraft Parent III, Inc.+(7)(25)	Senior secured	SF +	5.00%	(i)	8.27%	cash/	0.50%	PIK	08/2027	6,731	6,676	0.1	4,645
Covercraft Parent III, Inc.+(7)(25)	Senior secured	SF +	5.00%	(i)	8.27%	cash/	0.50%	PIK	08/2027	1,362	1,346	—	940
Covercraft Parent III, Inc.+(7)(25)	Senior secured	SF +	5.00%	(i)(j)	8.30%	cash/	0.50%	PIK	08/2027	186	183	—	128
North Haven Falcon Buyer, LLC+(5)	One stop				N/A(6)				11/2029	—	(24)	—	(28)
North Haven Falcon Buyer, LLC+(5)	One stop				N/A(6)				11/2029	—	(24)	—	(28)
North Haven Falcon Buyer, LLC+(25)	One stop	SF +	7.50%	(j)	6.14%	cash/	5.00%	PIK	11/2029	4,213	3,506	0.1	3,370
OEConnection, LLC*+	One stop	SF +	4.50%	(i)	8.17%				12/2032	12,249	12,201	0.3	12,296
OEConnection, LLC+(5)	One stop				N/A(6)				12/2032	—	(6)	—	3
OEConnection, LLC+(5)	One stop				N/A(6)				12/2032	—	(27)	—	26
										34,356	33,347	0.8	30,770
Automobiles
CAP-KSI Holdings, LLC*+	One stop	SF +	5.25%	(j)	8.94%				06/2030	13,304	13,171	0.4	13,166
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(a)(j)	8.94%				06/2030	799	787	—	787
CG Group Holdings, LLC*+(25)	One stop	SF +	8.75%	(j)	10.45%	cash/	2.00%	PIK	07/2027	46,640	46,521	1.2	46,173
CG Group Holdings, LLC+(25)	One stop	SF +	8.75%	(i)	10.42%	cash/	2.00%	PIK	07/2026	812	809	—	804
Denali Midco 2, LLC*	One stop	SF +	5.25%	(i)	8.92%				12/2028	38,258	38,091	1.0	38,067
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	8,917	9,014	0.2	8,872
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	2,668	2,699	0.1	2,655
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	1,621	1,637	0.1	1,613
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	1,540	1,555	0.1	1,532
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	1,344	1,357	—	1,337

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	$1,293	$1,283	—%	$1,287
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	1,108	1,106	—	1,103
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	1,075	1,074	—	1,070
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	1,075	1,074	—	1,070
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	887	886	—	883
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	403	400	—	401
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	348	346	—	346
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	1,205	1,204	—	1,199
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	294	292	—	293
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	173	172	—	172
Denali Midco 2, LLC+(5)	One stop				N/A(6)				12/2028	—	(3)	—	(6)
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	87	85	—	86
Denali Midco 2, LLC+	One stop	SF +	5.25%	(i)	8.92%				12/2028	1,687	1,678	0.1	1,675
Denali Midco 2, LLC+(25)	Second lien	N/A			13.00%	PIK			12/2029	12,365	12,293	0.3	12,242
High Bar Brands Operating, LLC+(5)	Senior secured				N/A(6)				12/2029	—	(1)	—	(2)
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(j)	8.95%				12/2029	249	249	—	247
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(j)	8.95%				12/2029	1,415	1,412	0.1	1,399
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(j)	8.95%				12/2029	295	294	—	291
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(j)	8.20%				11/2032	5	5	—	5
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(j)	8.20%				11/2032	281	280	—	281
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(j)	8.17%				11/2032	34	34	—	34
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(j)	8.16%				11/2032	11	11	—	11
Lincoln Acq Buyer, LLC+(5)	One stop				N/A(6)				11/2032	—	(1)	—	—
MOP GM Holding, LLC*+(25)	One stop	SF +	6.25%	(j)	6.35%	cash/	3.75%	PIK	11/2027	32,721	32,685	0.9	32,067
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.32%	cash/	3.75%	PIK	11/2027	3,848	3,836	0.1	3,770
MOP GM Holding, LLC*+(25)	One stop	SF +	6.25%	(j)	6.32%	cash/	3.75%	PIK	11/2027	3,566	3,559	0.1	3,495
MOP GM Holding, LLC*+(25)	One stop	SF +	6.25%	(j)	6.32%	cash/	3.75%	PIK	11/2027	3,486	3,473	0.1	3,416
MOP GM Holding, LLC*+(25)	One stop	SF +	6.25%	(j)	6.35%	cash/	3.75%	PIK	11/2027	2,607	2,598	0.1	2,555
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.32%	cash/	3.75%	PIK	11/2027	2,130	2,123	0.1	2,088
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.32%	cash/	3.75%	PIK	11/2027	1,965	1,955	0.1	1,925
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.35%	cash/	3.75%	PIK	11/2027	722	719	—	708
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.35%	cash/	3.75%	PIK	11/2027	531	528	—	520
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.34%	cash/	3.75%	PIK	11/2027	404	402	—	396
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.32%	cash/	3.75%	PIK	11/2027	264	262	—	258
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.35%	cash/	3.75%	PIK	11/2027	202	202	—	198
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.35%	cash/	3.75%	PIK	11/2027	88	88	—	87
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.32%	cash/	3.75%	PIK	11/2027	88	88	—	86
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(k)	8.66%				07/2029	922	912	—	922
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(j)	8.70%				07/2029	13,215	13,177	0.4	13,215
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(k)	8.59%				07/2029	2,405	2,388	0.1	2,405
National Express Wash Parent Holdco, LLC+	One stop	SF +	5.00%	(j)	8.70%				07/2029	1,273	1,268	—	1,273
POY Holdings, LLC*+	One stop	SF +	5.50%	(j)	9.35%				11/2027	28,050	28,195	0.7	26,647
POY Holdings, LLC*+	One stop	SF +	5.50%	(j)	9.35%				11/2027	3,648	3,680	0.1	3,465
POY Holdings, LLC*+	One stop	SF +	5.50%	(j)	9.35%				11/2027	1,291	1,291	—	1,227
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	9.35%				11/2027	860	860	—	817
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	9.35%				11/2027	642	642	—	610
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	9.35%				11/2027	287	287	—	272
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	9.35%				11/2027	418	417	—	395
POY Holdings, LLC+(5)	One stop				N/A(6)				11/2027	—	(9)	—	—
POY Holdings, LLC*	One stop	SF +	5.50%	(j)	9.35%				11/2027	2,250	2,244	0.1	2,138
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	5.00%	(i)	8.67%				06/2031	4,784	4,754	0.1	4,784
Quick Quack Car Wash Holdings, LLC+(5)	One stop				N/A(6)				06/2031	—	(3)	—	—
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	5.00%	(i)	8.67%				06/2031	269	266	—	269

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	5.00%	(i)	8.67%	06/2031	$108	$106	—%	$108
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	5.00%	(i)	8.67%	06/2031	517	515	—	517
Strickland's Enterprises, LLC+	Senior secured	SF +	4.50%	(j)	8.17%	01/2031	357	356	—	356
Strickland's Enterprises, LLC+	Senior secured				N/A(6)	01/2031	—	—	—	—
Strickland's Enterprises, LLC+(5)	Senior secured				N/A(6)	01/2031	—	(1)	—	(1)
TWAS Holdings, LLC*+	One stop	SF +	4.75%	(i)	8.42%	12/2029	111,543	110,438	3.0	111,543
TWAS Holdings, LLC+(5)	One stop				N/A(6)	12/2029	—	(3)	—	—
TWAS Holdings, LLC+(5)	One stop				N/A(6)	12/2029	—	(9)	—	—
Yorkshire Parent, Inc.+	Senior secured	SF +	4.50%	(a)(j)	8.19%	12/2029	119	117	—	119
Yorkshire Parent, Inc.*+	Senior secured	SF +	4.50%	(j)	8.20%	12/2029	2,203	2,224	0.1	2,203
Yorkshire Parent, Inc.+	Senior secured	SF +	4.50%	(j)	8.17%	12/2029	610	608	—	610
Yorkshire Parent, Inc.+	Senior secured	SF +	4.50%	(j)	8.17%	12/2029	949	928	—	949
Yorkshire Parent, Inc.+	Senior secured	SF +	4.50%	(j)	8.17%	12/2029	2,227	2,219	0.1	2,227
							371,762	370,199	9.8	367,732
Banks
Empyrean Solutions, LLC+	One stop	SF +	4.50%	(j)	8.20%	11/2031	9,283	9,245	0.2	8,958
Empyrean Solutions, LLC+(5)	One stop				N/A(6)	11/2031	—	(6)	—	(49)
Empyrean Solutions, LLC+(5)	One stop				N/A(6)	11/2031	—	(15)	—	(130)
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.75%	(j)	8.42%	12/2029	1,718	1,736	0.1	1,675
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.75%	(j)	8.42%	12/2029	270	267	—	252
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.75%	(j)	8.42%	12/2029	1,643	1,639	0.1	1,603
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.75%	(j)	8.45%	12/2029	928	923	—	903
							13,842	13,789	0.4	13,212
Beverages
Financial Information Technologies, LLC*+	One stop	SF +	4.75%	(j)	8.45%	06/2030	34,105	34,022	0.9	33,763
Financial Information Technologies, LLC+(5)	One stop				N/A(6)	06/2030	—	(1)	—	(5)
Financial Information Technologies, LLC+	One stop	SF +	4.75%	(j)	8.45%	06/2030	2,188	2,183	0.1	2,165
Financial Information Technologies, LLC*	One stop	SF +	4.75%	(j)	8.45%	06/2030	1,679	1,675	—	1,662
Spindrift Beverage Co. Inc.+	One stop	SF +	5.00%	(j)	8.67%	02/2032	245	229	—	245
Spindrift Beverage Co. Inc.+(5)	One stop				N/A(6)	02/2032	—	(5)	—	—
Spindrift Beverage Co. Inc.+	One stop	SF +	5.00%	(j)	8.65%	02/2032	7,653	7,572	0.2	7,653
Watermill Express, LLC*+	One stop	SF +	4.50%	(j)	8.20%	04/2031	3,047	3,022	0.1	3,047
Watermill Express, LLC+	One stop	SF +	4.50%	(j)	8.20%	04/2031	294	293	—	294
Watermill Express, LLC+(5)	One stop				N/A(6)	04/2031	—	(4)	—	—
Watermill Express, LLC+	One stop	SF +	4.50%	(j)	8.20%	04/2031	735	729	—	735
Watermill Express, LLC+	One stop	SF +	4.50%	(j)	8.20%	04/2031	369	366	—	369
Watermill Express, LLC*	One stop	SF +	4.50%	(j)	8.17%	04/2031	2,381	2,362	0.1	2,381
Watermill Express, LLC*	One stop	SF +	4.50%	(j)	8.20%	04/2031	2,771	2,757	0.1	2,771
Watermill Express, LLC+(5)	One stop				N/A(6)	04/2031	—	(10)	—	—
Winebow Holdings, Inc.*+	One stop	SF +	6.25%	(i)	10.02%	12/2027	9,190	8,948	0.2	7,719
							64,657	64,138	1.7	62,799

Building Products
BECO Holding Company, Inc.+(5)	One stop				N/A(6)	11/2027	—	(1)	—	(2)
BECO Holding Company, Inc.*+	One stop	SF +	5.25%	(j)	9.10%	11/2028	40,366	40,767	1.1	40,258
BECO Holding Company, Inc.+	One stop	SF +	5.25%	(j)	9.10%	11/2028	311	310	—	310
BECO Holding Company, Inc.+(5)	One stop				N/A(6)	11/2028	—	(3)	—	(2)
							40,677	41,073	1.1	40,564
Capital Markets
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.44%	01/2031	204	204	—	195
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.45%	01/2031	2,502	2,515	0.1	2,427
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.45%	01/2031	841	834	—	816
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.45%	01/2031	9,874	9,813	0.3	9,578

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.45%				01/2031	$758	$756	—%	$736
										14,179	14,122	0.4	13,752
Chemicals
AP Adhesives Holdings, LLC+(5)	One stop				N/A(6)				04/2032	—	(8)	—	(17)
AP Adhesives Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(4)	—	(8)
AP Adhesives Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				04/2032	5,771	5,746	0.2	5,719
Inhance Parent, Inc.+(25)	One stop	SF +	7.00%	(j)	6.35%	cash/	4.50%	PIK	06/2029	851	851	—	851
Inhance Parent, Inc.+(25)	One stop	SF +	7.00%	(j)	6.35%	cash/	4.50%	PIK	06/2029	23,317	20,604	0.6	21,919
Inhance Parent, Inc.+(7)(25)	One stop	N/A			20.00%	PIK			06/2029	11,656	4,446	0.1	5,246
JSG II, Inc. and Checkers USA, Inc.+	One stop	SF +	4.50%	(i)	8.17%				09/2032	1,430	1,423	—	1,423
JSG II, Inc. and Checkers USA, Inc.+(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
JSG II, Inc. and Checkers USA, Inc.+(5)	One stop				N/A(6)				09/2032	—	(1)	—	(2)
Krayden Holdings, Inc.*	Senior secured	SF +	4.75%	(i)	8.45%				03/2029	9,692	9,629	0.3	9,625
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(j)	8.45%				03/2029	1,031	1,009	—	1,008
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(j)	8.45%				03/2029	3,020	2,976	0.1	2,952
PHM NL SP Bidco B.V.+(8)(9)(10)(25)	One stop	E +	6.75%	(c)	4.63%	cash/	4.25%	PIK	09/2028	57,255	54,461	1.4	53,248
PHM NL SP Bidco B.V.+(8)(10)(25)	One stop	SF +	6.75%	(h)	6.28%	cash/	4.25%	PIK	09/2028	21,740	21,009	0.5	20,218
PHM NL SP Bidco B.V.+(8)(9)(10)(25)	One stop	SN +	6.75%	(g)	7.48%	cash/	3.00%	PIK	09/2028	11,890	11,387	0.3	11,057
PHM NL SP Bidco B.V.+(8)(9)(10)(25)	One stop	E +	6.75%	(d)	5.92%	cash/	3.00%	PIK	09/2028	5,791	5,432	0.2	5,386
										153,444	138,959	3.7	138,624
Commercial Services & Supplies
CHA Vision Holdings, Inc.+	One stop				N/A(6)				01/2030	—	—	—	—
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.67%				01/2031	1,053	1,050	—	1,049
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.67%				01/2031	343	342	—	341
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.67%				01/2031	304	302	—	302
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.67%				01/2031	68	64	—	64
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(j)	8.70%				06/2031	53	37	—	47
CI (Quercus) Intermediate Holdings, LLC*+	One stop	SF +	5.00%	(j)	8.70%				06/2031	33,570	33,286	0.9	33,267
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop				N/A(6)				06/2031	—	(2)	—	(4)
CI (Quercus) Intermediate Holdings, LLC+(5)	One stop				N/A(6)				06/2031	—	(4)	—	(9)
Dispatch Acquisition Holdings, LLC+	One stop	SF +	4.75%	(j)	8.45%				11/2032	673	670	—	670
Dispatch Acquisition Holdings, LLC+	One stop	SF +	4.75%	(j)	8.45%				11/2032	36	36	—	36
Dispatch Acquisition Holdings, LLC+(5)	One stop				N/A(6)				11/2032	—	—	—	(1)
Kleinfelder Intermediate, LLC+	One stop	SF +	4.50%	(j)	8.17%				09/2030	4,026	3,950	0.1	4,016
Kleinfelder Intermediate, LLC+(5)	One stop				N/A(6)				09/2028	—	(5)	—	(1)
Kleinfelder Intermediate, LLC+	One stop	SF +	4.50%	(j)	8.17%				09/2030	437	435	—	436
Kleinfelder Intermediate, LLC+(5)	One stop				N/A(6)				09/2030	—	(1)	—	(1)
Pearl Acquisition Buyer, Inc.+	One stop	SF +	4.50%	(j)	8.20%				12/2032	6	6	—	6
Pearl Acquisition Buyer, Inc.+	One stop	SF +	4.50%	(j)	8.20%				12/2032	344	343	—	343
Pearl Acquisition Buyer, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
Profile Products LLC+	One stop	SF +	5.50%	(j)	9.27%				11/2027	8,913	8,874	0.2	8,860
Profile Products LLC+	One stop	SF +	5.50%	(j)	9.27%				11/2027	1,806	1,794	0.1	1,796
Profile Products LLC+	One stop	P +	4.50%	(a)	11.25%				11/2027	58	58	—	58
Profile Products LLC+	One stop	P +	4.50%	(a)	11.25%				11/2027	30	28	—	28
PSC Parent, Inc.*+	One stop	SF +	5.25%	(j)	8.91%				04/2031	5,422	5,416	0.2	5,433
PSC Parent, Inc.+	One stop	SF +	5.25%	(i)(j)	8.92%				04/2030	377	373	—	377
PSC Parent, Inc.+	One stop	SF +	5.25%	(i)	8.92%				04/2031	1,302	1,297	—	1,304
PSC Parent, Inc.+	One stop	SF +	5.25%	(j)	8.92%				04/2031	904	901	—	906
PT Intermediate Holdings III, LLC+(25)	One stop	SF +	4.75%	(j)	6.70%	cash/	1.75%	PIK	04/2030	21,514	21,501	0.6	21,473
PT Intermediate Holdings III, LLC+(5)	One stop				N/A(6)				04/2030	—	(3)	—	(2)
Radwell Parent, LLC*+	One stop	SF +	5.50%	(j)	9.20%				03/2029	33,766	33,553	0.9	33,580
Radwell Parent, LLC*+	One stop	SF +	5.50%	(j)	9.20%				03/2029	32,454	32,490	0.9	32,276
Radwell Parent, LLC+	One stop	SF +	5.50%	(j)	9.20%				03/2029	289	261	—	282

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Radwell Parent, LLC+	One stop				N/A(6)	04/2030	$—	$—	—%	$—
Radwell Parent, LLC+	One stop				N/A(6)	04/2030	—	—	—	—
Radwell Parent, LLC+	One stop				N/A(6)	04/2030	—	—	—	—
Radwell Parent, LLC+(5)	One stop				N/A(6)	04/2030	—	—	—	(1)
Radwell Parent, LLC+(5)	One stop				N/A(6)	04/2030	—	—	—	(1)
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.02%	06/2029	2,959	2,947	0.1	2,933
Trinity Air Consultants Holdings Corporation+(5)	One stop				N/A(6)	06/2029	—	(1)	—	(1)
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.01%	06/2029	1,379	1,377	—	1,366
Trinity Air Consultants Holdings Corporation+(5)	One stop				N/A(6)	06/2029	—	(1)	—	(3)
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.02%	06/2029	1,569	1,555	0.1	1,555
WRE Holding Corp.+(5)	One stop				N/A(6)	07/2031	—	(4)	—	(8)
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.71%	07/2031	75	75	—	75
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.67%	07/2030	452	435	—	433
WRE Holding Corp.*	One stop	SF +	5.00%	(k)	8.74%	07/2031	16,266	16,142	0.4	16,131
WRE Holding Corp.*	One stop	SF +	5.00%	(k)	8.61%	07/2031	1,786	1,779	0.1	1,771
WRE Holding Corp.*	One stop	SF +	5.00%	(k)	8.60%	07/2031	1,076	1,072	—	1,067
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.60%	07/2031	837	834	—	830
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.60%	07/2031	293	292	—	290
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.60%	07/2031	300	299	—	297
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.60%	07/2031	186	185	—	184
							174,926	174,038	4.6	173,850
Communications Equipment
Lightning Finco Limited+(8)(15)	One stop	SF +	5.75%	(h)	9.81%	09/2028	14,802	14,786	0.4	14,580
Lightning Finco Limited+(8)(9)(15)	One stop	E +	5.75%	(d)	7.87%	09/2028	1,755	1,749	—	1,729
							16,557	16,535	0.4	16,309
Construction & Engineering
Consor Intermediate II, LLC*+	One stop	SF +	4.50%	(j)	8.20%	05/2031	5,484	5,488	0.1	5,439
Consor Intermediate II, LLC+(5)	One stop				N/A(6)	05/2031	—	(8)	—	(18)
Consor Intermediate II, LLC+	One stop	SF +	4.50%	(j)	8.20%	05/2031	167	164	—	161
DCCM, LLC+	One stop	SF +	4.75%	(i)	8.42%	06/2032	590	587	—	590
DCCM, LLC+(5)	One stop				N/A(6)	06/2032	—	(1)	—	—
DCCM, LLC+(5)	One stop				N/A(6)	06/2032	—	(1)	—	—
Royal Holdco Corporation+	One stop	SF +	4.50%	(j)	8.19%	12/2030	752	743	—	734
Royal Holdco Corporation+	One stop	SF +	4.50%	(j)	8.19%	12/2030	371	367	—	366
Royal Holdco Corporation+	One stop	SF +	4.50%	(j)	8.17%	12/2030	5,951	5,902	0.2	5,900
							13,315	13,241	0.3	13,172

Containers & Packaging
Chase Intermediate*+	One stop	SF +	4.75%	(j)	8.42%	10/2028	48,574	49,030	1.3	47,602
Chase Intermediate+	One stop	SF +	4.75%	(j)	8.44%	10/2028	272	271	—	258
Chase Intermediate+	One stop	SF +	4.75%	(j)	8.42%	10/2028	2,273	2,269	—	2,227
Chase Intermediate+	One stop	SF +	4.75%	(j)	8.42%	10/2028	595	563	—	421
Fortis Solutions Group, LLC*+	One stop	SF +	5.50%	(j)	9.30%	10/2028	51,328	51,054	1.4	50,973
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	9.30%	10/2028	1,686	1,672	—	1,676
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	9.30%	10/2028	139	98	—	138
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	9.30%	10/2027	272	266	—	270
Packaging Coordinators Midco, Inc.+	One stop	SF +	5.00%	(j)	8.67%	07/2032	6,298	6,204	0.2	6,174
Packaging Coordinators Midco, Inc.+(5)	One stop				N/A(6)	07/2032	—	(7)	—	(14)
Packaging Coordinators Midco, Inc.+(5)	One stop				N/A(6)	07/2032	—	—	—	(20)
Packaging Coordinators Midco, Inc.+(9)	One stop	SN +	5.00%	(g)	8.73%	07/2032	12,289	12,214	0.3	12,046
Packaging Coordinators Midco, Inc.+	One stop	SF +	5.00%	(j)	8.67%	07/2032	76	76	—	74
Packaging Coordinators Midco, Inc.+(5)	One stop				N/A(6)	07/2032	—	(3)	—	(6)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Packaging Coordinators Midco, Inc.+(5)	One stop				N/A(6)				07/2032	$—	$—	—%	$(6)
										123,802	123,707	3.2	121,813
Diversified Consumer Services
ABC Legal Holdings, LLC+	One stop	SF +	4.25%	(j)	7.92%				08/2032	1,330	1,324	—	1,302
ABC Legal Holdings, LLC+(5)	One stop				N/A(6)				08/2032	—	(1)	—	(6)
ABC Legal Holdings, LLC+(5)	One stop				N/A(6)				08/2032	—	(2)	—	(9)
Action Termite Control, LLC+	Senior secured				N/A(6)				12/2032	—	—	—	—
Action Termite Control, LLC+	Senior secured	SF +	4.25%	(j)	7.95%				12/2032	107	106	—	107
Action Termite Control, LLC+(5)	Senior secured				N/A(6)				12/2032	—	(2)	—	—
Any Hour, LLC*(25)	One stop	SF +	5.75%	(j)	6.20%	cash/	3.25%	PIK	05/2030	9,019	8,973	0.2	8,478
Any Hour, LLC+(25)	One stop	N/A			13.00%	PIK			05/2031	3,493	3,452	0.1	2,655
Any Hour, LLC+(25)	One stop	SF +	5.75%	(j)	6.20%	cash/	3.25%	PIK	05/2030	870	860	—	813
Any Hour, LLC+(25)	One stop	SF +	5.75%	(j)	6.20%	cash/	3.25%	PIK	05/2030	255	254	—	240
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.67%				10/2030	4,368	4,423	0.1	4,333
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.68%				10/2030	13,785	13,731	0.4	13,675
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.67%				10/2030	1,039	1,028	—	1,031
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.69%				10/2029	37	35	—	37
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.67%				10/2030	2,187	2,169	0.1	2,169
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.67%				10/2030	6,475	6,448	0.2	6,423
Aptive Environmental, LLC*	One stop	SF +	4.75%	(i)	8.42%				10/2032	1,767	1,751	0.1	1,767
Aptive Environmental, LLC+(5)	One stop				N/A(6)				10/2032	—	(1)	—	—
Aptive Environmental, LLC+	One stop				N/A(6)				10/2032	—	—	—	—
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.10%				08/2027	454	453	—	449
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.10%				08/2027	2,754	2,746	0.1	2,726
Certus Pest, Inc.*	One stop	SF +	5.25%	(j)	9.10%				08/2027	1,730	1,727	0.1	1,713
Certus Pest, Inc.*	One stop	SF +	5.25%	(j)	9.10%				08/2027	1,659	1,656	0.1	1,643
Certus Pest, Inc.*+	One stop	SF +	5.25%	(j)	9.10%				08/2027	1,197	1,195	—	1,186
Certus Pest, Inc.*	One stop	SF +	5.25%	(j)	9.10%				08/2027	1,182	1,180	—	1,170
Certus Pest, Inc.*+	One stop	SF +	5.25%	(j)	9.10%				08/2027	820	818	—	811
Certus Pest, Inc.*	One stop	SF +	5.25%	(j)	9.10%				08/2027	723	721	—	716
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.10%				08/2027	704	703	—	697
Certus Pest, Inc.*+	One stop	SF +	5.25%	(j)	9.10%				08/2027	416	415	—	412
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.10%				08/2027	260	260	—	258
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.10%				08/2027	142	142	—	141
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.10%				08/2027	60	60	—	59
Certus Pest, Inc.+(5)	One stop				N/A(6)				08/2027	—	—	—	(2)
Certus Pest, Inc.+(5)	One stop				N/A(6)				08/2027	—	(9)	—	(33)
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.10%				08/2027	390	389	—	387
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.10%				08/2027	2,318	2,312	0.1	2,295
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.10%				08/2027	1,445	1,441	—	1,431
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.10%				08/2027	694	692	—	687
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.10%				08/2027	694	692	—	687
CHHJ Midco, LLC*+	Senior secured	SF +	5.00%	(i)	8.77%				01/2028	3,673	3,667	0.1	3,655
CHHJ Midco, LLC+	Senior secured	SF +	5.00%	(i)	8.77%				01/2028	30	30	—	30
CHVAC Services Investment, LLC*+	One stop	SF +	4.75%	(j)	8.45%				05/2030	6,367	6,297	0.2	6,315
CHVAC Services Investment, LLC*+	One stop	SF +	4.75%	(j)	8.45%				05/2030	1,656	1,641	0.1	1,643
CHVAC Services Investment, LLC+	One stop	SF +	4.75%	(j)	8.42%				05/2030	94	91	—	91
CHVAC Services Investment, LLC+	One stop	SF +	4.75%	(j)	8.44%				05/2030	714	679	—	641
COP Hometown Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	2,363	2,358	0.1	2,343
COP Hometown Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	2,303	2,295	0.1	2,283
COP Hometown Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	1,509	1,504	0.1	1,496
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	1,067	1,063	—	1,057
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	1,136	1,132	—	1,126

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.92%		07/2027	$685	$683	—%	$679
COP Hometown Acquisitions, Inc.+	Senior secured	P +	4.25%	(a)	11.00%		07/2027	101	99	—	98
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.91%		07/2027	1,363	1,362	—	1,350
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.91%		07/2027	1,031	1,030	—	1,022
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.92%		07/2027	907	906	—	899
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.90%		07/2027	5,463	5,433	0.2	5,414
EMS LINQ, LLC+	One stop	SF +	6.25%	(k)	9.98%		12/2027	13,835	13,853	0.4	13,559
EMS LINQ, LLC+	One stop	SF +	6.25%	(j)(k)	9.98%		12/2027	84	84	—	80
Entomo Brands Acquisitions, Inc.*+	Senior secured	SF +	5.50%	(j)	9.35%		07/2029	4,322	4,324	0.1	4,322
Entomo Brands Acquisitions, Inc.+	Senior secured	SF +	5.50%	(j)	9.35%		07/2029	14	14	—	14
Entomo Brands Acquisitions, Inc.*+	Senior secured	SF +	5.50%	(j)	9.35%		07/2029	1,257	1,247	—	1,257
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	9.85%		03/2027	911	896	—	774
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	9.85%		03/2027	1,069	1,050	—	908
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	9.85%		03/2027	38	36	—	32
EWC Growth Partners LLC+	One stop	SF +	6.00%	(j)	9.85%		03/2027	101	99	—	86
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	5.00%	(k)	8.70%	PIK	06/2029	134	134	—	134
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	5.00%	(j)(k)	8.69%	PIK	06/2029	963	963	—	963
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	5.00%	(j)(k)	8.67%	PIK	06/2029	1,425	1,425	—	1,425
FPG Intermediate Holdco, LLC+(25)	Senior secured	SF +	5.00%	(j)(k)	8.70%	PIK	06/2029	4,967	4,733	0.1	4,223
FPG Intermediate Holdco, LLC+(7)(25)	One stop	SF +	5.00%	(j)(k)	8.70%	PIK	06/2029	1,987	1,631	0.1	1,590
FSS Buyer LLC+(5)	One stop				N/A(6)		08/2030	—	—	—	(4)
FSS Buyer LLC*+	One stop	SF +	4.50%	(i)	8.17%		08/2031	6,846	6,811	0.2	6,572
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(j)	8.92%		06/2029	11,373	11,360	0.3	11,373
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(a)(i)	9.71%		06/2028	74	73	—	74
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(j)	8.92%		06/2029	682	681	—	682
Kodiak Buyer, LLC+	One stop	SF +	4.25%	(j)	7.95%		07/2032	614	611	—	611
Kodiak Buyer, LLC+(5)	One stop				N/A(6)		07/2032	—	(1)	—	(1)
Kodiak Buyer, LLC+(5)	One stop				N/A(6)		07/2032	—	(1)	—	(1)
Liminex, Inc.+	One stop	SF +	6.25%	(j)	10.07%		11/2026	35,204	35,194	0.9	35,029
Liminex, Inc.*+	One stop	SF +	6.25%	(j)	10.07%		11/2026	23,222	23,201	0.6	23,106
Liminex, Inc.+	One stop	SF +	6.25%	(j)	10.07%		11/2026	15,754	15,698	0.4	15,674
Liminex, Inc.+	One stop	SF +	6.25%	(j)	10.07%		11/2026	20,067	20,175	0.5	19,966
Litera Bidco, LLC*	One stop	SF +	5.00%	(i)	8.67%		05/2028	5,123	5,130	0.1	5,046
Litera Bidco, LLC+	One stop	SF +	5.00%	(i)	8.67%		05/2028	2,046	2,042	0.1	2,012
Litera Bidco, LLC+(5)	One stop				N/A(6)		05/2028	—	(1)	—	(5)
Litera Bidco, LLC+(5)	One stop				N/A(6)		05/2028	—	(1)	—	(10)
Mario Purchaser, LLC+	One stop	SF +	5.75%	(j)	9.55%		04/2029	450	447	—	435
Mario Purchaser, LLC*+	One stop	SF +	5.75%	(j)	9.55%		04/2029	11,238	11,203	0.3	10,868
Mario Purchaser, LLC+(25)	One stop	N/A			14.55%	PIK	04/2032	5,381	5,399	0.1	5,160
Mario Purchaser, LLC+	One stop	SF +	5.75%	(j)	9.55%		04/2029	5,174	5,194	0.1	5,004
Mario Purchaser, LLC+	One stop	SF +	5.75%	(j)	9.56%		04/2028	148	146	—	144
NSG Buyer, Inc. *+	One stop	SF +	5.00%	(j)	8.70%		11/2029	40,147	39,943	1.1	39,825
NSG Buyer, Inc. +	One stop	SF +	5.00%	(j)	8.70%		11/2028	145	141	—	139
NSG Buyer, Inc. +(5)	One stop				N/A(6)		11/2029	—	(18)	—	(38)
PADI Holdco, Inc.+	One stop	SF +	4.75%	(j)	8.56%		01/2029	668	664	—	661
PADI Holdco, Inc.*	One stop	SF +	4.75%	(j)	8.57%		01/2029	21,024	20,873	0.6	20,919
PADI Holdco, Inc.+(9)	One stop	E +	4.75%	(c)	6.76%		01/2029	20,566	20,166	0.6	20,463
PADI Holdco, Inc.+	One stop	SF +	4.75%	(j)	8.57%		01/2029	810	804	—	806
PADI Holdco, Inc.+	One stop	SF +	4.75%	(j)	8.57%		01/2029	167	166	—	166
PADI Holdco, Inc.+(9)	One stop	A +	5.25%	(e)	9.29%		01/2029	7,785	7,052	0.2	7,746
Provenance Buyer LLC*+	One stop	SF +	5.00%	(j)	8.80%		06/2027	20,474	20,394	0.6	20,474
Provenance Buyer LLC*+	One stop	SF +	5.00%	(j)	8.80%		06/2027	13,795	13,728	0.4	13,795
Provenance Buyer LLC+	One stop	SF +	5.00%	(j)	8.80%		06/2027	38	34	—	38
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
RW AM Holdco LLC+(7)	One stop	SF +	5.25%	(j)	9.05%				04/2028	$23,613	$23,026	0.3%	$10,390
RW AM Holdco LLC+(5)(7)	One stop	SF +	5.25%	(j)	9.02%				04/2028	60	52	—	(52)
Salisbury House, LLC+(5)	One stop				N/A(6)				08/2032	—	(1)	—	(2)
Salisbury House, LLC*	One stop	SF +	4.75%	(k)	8.48%				08/2032	1,494	1,487	—	1,480
Salisbury House, LLC+(5)	One stop				N/A(6)				08/2032	—	(1)	—	(3)
SCP CDH Buyer, Inc.+	One stop	SF +	4.50%	(j)	8.20%				12/2032	354	352	—	352
SCP CDH Buyer, Inc.+(5)	One stop				N/A(6)				12/2032	—	(1)	—	(1)
SCP CDH Buyer, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
Severin Acquisition, LLC+(25)	One stop	SF +	4.75%	(i)	6.17%	cash/	2.25%	PIK	10/2031	35,966	35,694	0.9	34,887
Severin Acquisition, LLC+	One stop	SF +	4.50%	(i)	8.18%				10/2031	1,185	1,150	—	1,052
Severin Acquisition, LLC+(25)	One stop	SF +	4.75%	(i)	6.17%	cash/	2.25%	PIK	10/2031	1,785	1,756	0.1	1,562
Stellar Brands, LLC+	Senior secured	SF +	4.50%	(i)	8.17%				02/2031	7,115	7,071	0.2	7,115
Stellar Brands, LLC+(5)	Senior secured				N/A(6)				02/2031	—	(4)	—	—
Virginia Green Acquisition, LLC+(5)	One stop				N/A(6)				12/2030	—	(5)	—	(5)
Virginia Green Acquisition, LLC*+	One stop	SF +	5.25%	(k)	8.85%				12/2030	3,149	3,179	0.1	3,135
Virginia Green Acquisition, LLC+	One stop				N/A(6)				12/2029	—	—	—	—
Virginia Green Acquisition, LLC+(5)	One stop				N/A(6)				12/2030	—	—	—	(1)
										467,679	463,963	11.9	446,595
Diversified Financial Services
Baker Tilly Advisory Group, LP+(5)	One stop				N/A(6)				06/2030	—	(10)	—	(12)
Baker Tilly Advisory Group, LP+	One stop	SF +	4.75%	(i)	8.42%				06/2031	3,744	3,706	0.1	3,781
Baker Tilly Advisory Group, LP+	One stop	SF +	4.50%	(i)	8.17%				06/2031	5,747	5,722	0.1	5,695
Baker Tilly Advisory Group, LP+(5)	One stop				N/A(6)				06/2031	—	(4)	—	(9)
Banker's Toolbox, Inc.*+	One stop	SF +	4.50%	(j)	8.20%				07/2029	20,999	20,883	0.6	20,789
Banker's Toolbox, Inc.+(5)	One stop				N/A(6)				07/2029	—	—	—	(2)
Banker's Toolbox, Inc.+(5)	One stop				N/A(6)				07/2029	—	(1)	—	(3)
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	4.75%	(c)	6.78%				07/2031	17,212	15,991	0.5	16,954
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%	(c)	7.37%				07/2031	7,621	7,683	0.2	7,506
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)(25)	Subordinated debt	E +	7.50%	(d)	9.65%	PIK			07/2032	2,351	2,199	0.1	2,257
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	4.75%	(d)	6.85%				07/2031	2,438	2,312	0.1	2,402
Ceres Groupe SAS & Ceres PikCo+(5)(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	(36)
Corsair Blade IV S.A R.L.+(8)(9)(13)(25)	One stop	SN +	5.75%	(g)	9.23%	cash/	0.25%	PIK	12/2030	1,187	950	—	566
Corsair Blade IV S.A R.L.+(8)(13)(25)	One stop	SF +	5.75%	(j)	9.17%	cash/	0.25%	PIK	12/2030	3,752	3,752	0.1	3,672
Deerfield Dakota Holding, LLC+	One stop	SF +	5.25%	(i)	8.93%				09/2032	34	33	—	33
Deerfield Dakota Holding, LLC+(25)	One stop	SF +	5.75%	(j)	6.70%	cash/	2.75%	PIK	09/2032	1,852	1,835	—	1,832
Equity Methods, LLC*	One stop	SF +	4.50%	(j)	8.20%				04/2032	19,829	19,743	0.5	19,535
Equity Methods, LLC+(5)	One stop				N/A(6)				04/2032	—	(16)	—	(53)
Equity Methods, LLC+(5)	One stop				N/A(6)				04/2032	—	(20)	—	(67)
Flash Topco, Inc.+	One stop	SF +	6.00%	(k)	9.95%				10/2028	16,830	16,597	0.4	16,494
Flash Topco, Inc.+	One stop	SF +	6.50%	(j)(k)	10.20%				10/2028	176	174	—	176
Flash Topco, Inc.+	One stop	SF +	6.00%	(k)	9.70%				10/2028	3,361	3,349	0.1	3,285
Higginbotham Insurance Agency, Inc.+(5)	Senior secured				N/A(6)				06/2031	—	—	—	(2)
Higginbotham Insurance Agency, Inc.+(5)	One stop				N/A(6)				06/2031	—	(1)	—	(2)
Higginbotham Insurance Agency, Inc.*+	One stop	SF +	4.50%	(i)	8.17%				06/2031	9,385	9,397	0.2	9,340
Medlar Bidco Limited+(8)(9)(21)	One stop	SN +	4.50%	(g)	8.23%				05/2032	26,050	26,024	0.7	25,879
Medlar Bidco Limited+(5)(8)(9)(21)	One stop				N/A(6)				05/2032	—	(52)	—	(55)
Medlar Bidco Limited+(8)(9)(21)	One stop	E +	4.50%	(c)	6.52%				05/2032	32,446	31,557	0.9	32,237
Wealth Enhancement Group, LLC+	One stop	SF +	4.25%	(j)	7.91%				10/2028	408	407	—	406
Wealth Enhancement Group, LLC+	One stop	SF +	4.25%	(j)	7.91%				10/2028	166	162	—	162
Wealth Enhancement Group, LLC+	One stop	SF +	4.25%	(j)	7.91%				10/2028	91	91	—	91
Wealth Enhancement Group, LLC+(5)	One stop				N/A(6)				10/2028	—	(1)	—	(3)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Wealth Enhancement Group, LLC+	One stop	SF +	4.25%	(j)	7.91%				10/2028	$2,838	$2,835	0.1%	$2,826
Wealth Enhancement Group, LLC+	One stop	SF +	4.25%	(j)	7.91%				10/2028	3,936	3,932	0.1	3,919
Wealth Enhancement Group, LLC+	One stop	SF +	4.25%	(j)(k)	7.90%				10/2028	5,630	5,610	0.1	5,595
Wealth Enhancement Group, LLC+(5)	One stop				N/A(6)				10/2028	—	(2)	—	(4)
										188,083	184,837	4.9	185,184
Diversified Telecommunication Services
NTI Connect, LLC*+	Senior secured	P +	3.75%	(a)	10.50%				07/2027	1,529	1,526	—	1,521

Electric Utilities
Smart Energy Systems, Inc.+(25)	One stop	SF +	7.50%	(j)	7.41%	cash/	3.75%	PIK	01/2030	6,547	6,438	0.2	6,547
Smart Energy Systems, Inc.+(25)	One stop	SF +	7.50%	(j)	7.41%	cash/	3.75%	PIK	01/2030	721	717	—	721
										7,268	7,155	0.2	7,268
Electrical Equipment
Wildcat TopCo, Inc.+	One stop	SF +	4.50%	(j)	8.20%				11/2031	19,779	19,619	0.5	19,606
Wildcat TopCo, Inc.+(5)	One stop				N/A(6)				11/2031	—	(34)	—	(37)
Wildcat TopCo, Inc.+(5)	One stop				N/A(6)				11/2031	—	(17)	—	(37)
										19,779	19,568	0.5	19,532
Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	5.00%	(i)	8.77%				11/2028	33,542	32,947	0.9	33,067
CST Holding Company+	One stop	SF +	5.00%	(j)	8.86%				11/2028	30	28	—	28
										33,572	32,975	0.9	33,095
Food & Staples Retailing
GMF Parent, Inc.+	One stop	SF +	4.50%	(j)	8.19%				12/2032	2	1	—	2
GMF Parent, Inc.+	One stop	SF +	4.50%	(j)	8.19%				12/2032	296	294	—	296
GMF Parent, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
GMF Parent, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.17%				03/2030	1,075	1,066	0.1	1,075
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.17%				03/2030	1,075	1,066	0.1	1,075
Mendocino Farms, LLC*	One stop	SF +	5.50%	(i)	9.17%				03/2030	1,072	1,063	—	1,072
Mendocino Farms, LLC*	One stop	SF +	5.50%	(i)	9.17%				03/2030	1,072	1,063	—	1,072
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.17%				03/2030	985	983	—	985
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.17%				03/2030	56	56	—	56
Mendocino Farms, LLC+	One stop				N/A(6)				03/2030	—	—	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.17%				03/2030	110	110	—	110
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.17%				03/2030	110	110	—	110
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.17%				03/2030	56	56	—	56
Mendocino Farms, LLC+(5)	One stop				N/A(6)				03/2030	—	(35)	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.17%				03/2030	56	56	—	56
PDI TA Holdings, Inc.+(25)	One stop	SF +	6.00%	(j)	7.17%	cash/	2.50%	PIK	02/2031	11,493	11,445	0.3	11,262
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(j)	9.17%				02/2031	82	82	—	81
Wineshipping.com LLC+(25)	One stop	SF +	6.25%	(j)	4.85%	cash/	5.25%	PIK	12/2028	242	238	—	170
Wineshipping.com LLC+(25)	One stop	SF +	6.25%	(j)	4.85%	cash/	5.25%	PIK	12/2028	11,140	11,001	0.2	8,021
Wineshipping.com LLC+(25)	One stop	SF +	6.25%	(j)	4.85%	cash/	5.25%	PIK	12/2028	301	296	—	217
Wineshipping.com LLC+(5)	One stop				N/A(6)				12/2028	—	—	—	(209)
										29,223	28,951	0.7	25,507
Food Products
Blast Bidco Inc.*+	One stop	SF +	6.00%	(j)	9.70%				10/2030	4,831	4,785	0.1	4,831
Blast Bidco Inc.+(5)	One stop				N/A(6)				10/2029	—	(5)	—	—
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(j)	9.85%				06/2027	18,823	18,818	0.5	18,540
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(j)	9.85%				06/2027	1,556	1,551	0.1	1,532
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(j)	9.85%				06/2027	231	231	—	228
Borrower R365 Holdings, LLC+(5)	One stop				N/A(6)				06/2027	—	—	—	(2)
Eagle Family Foods Group, LLC+	One stop	SF +	4.75%	(k)	8.54%				08/2030	11,938	11,851	0.3	11,938

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Eagle Family Foods Group, LLC+(5)	One stop				N/A(6)				08/2030	$—	$(11)	—%	$—
Kodiak Cakes, LLC*+	Senior secured	SF +	5.25%	(k)	8.98%				06/2028	45,678	45,431	1.2	45,678
Kodiak Cakes, LLC+(5)	Senior secured				N/A(6)				06/2028	—	(3)	—	—
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(j)	10.10%				07/2027	13,489	13,460	0.4	13,489
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(j)	10.10%				07/2027	210	209	—	210
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(j)	10.20%				12/2026	51,168	50,971	1.3	48,610
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(j)	10.20%				12/2026	600	594	—	570
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(j)	10.20%				12/2026	1,640	1,616	0.1	1,559
MAPF Holdings, Inc.+(7)(25)	One stop	N/A			19.00%	PIK			12/2026	3,065	2,936	0.1	2,189
P&P Food Safety Holdings, Inc.*+	One stop	SF +	5.25%	(j)	8.95%				05/2029	14,637	14,670	0.4	14,576
P&P Food Safety Holdings, Inc.+(5)	One stop				N/A(6)				05/2029	—	(5)	—	(6)
P&P Food Safety Holdings, Inc.+(9)	One stop	E +	5.50%	(c)	7.64%				05/2029	11,919	11,740	0.3	11,883
P&P Food Safety Holdings, Inc.+(5)	One stop				N/A(6)				05/2029	—	(18)	—	(19)
Sphynx UK Bidco, Ltd.+(8)(9)(10)	One stop	A +	4.25%	(e)	8.55%				09/2032	323	304	—	322
Sphynx UK Bidco, Ltd.+(8)(9)(10)	One stop	E +	4.25%	(c)	6.38%				09/2032	300	300	—	297
Sphynx UK Bidco, Ltd.+(8)(9)(10)	One stop	SN +	4.25%	(g)	7.98%				09/2032	1,384	1,393	—	1,377
Wizard Bidco Limited+(8)(10)	One stop	SF +	6.00%	(h)	9.63%				03/2029	22,740	22,671	0.6	22,285
Wizard Bidco Limited+(8)(9)(10)(25)	One stop	SN +	6.25%	(g)	8.48%	cash/	1.50%	PIK	03/2029	11,100	10,871	0.3	10,600
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(g)	9.73%				03/2029	8,229	7,729	0.2	8,064
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(g)	8.48%				09/2028	198	186	—	190
Zullas, L.C.+(5)	One stop				N/A(6)				06/2031	—	(1)	—	—
Zullas, L.C.+	One stop	SF +	4.75%	(j)	8.42%				06/2031	437	435	—	437
Zullas, L.C.+	One stop	SF +	4.75%	(j)	8.42%				06/2031	72	70	—	72
										224,568	222,779	5.9	219,450

Healthcare Equipment & Supplies
Aspen Medical Products, LLC*+	One stop	SF +	5.00%	(j)	8.67%	06/2028	6,976	6,950	0.2	6,976
Aspen Medical Products, LLC+	One stop	SF +	5.00%	(j)	8.67%	06/2028	453	451	—	453
Aspen Medical Products, LLC+(5)	One stop				N/A(6)	06/2028	—	(1)	—	—
Aspen Medical Products, LLC+	One stop	SF +	5.00%	(j)	8.67%	06/2028	886	880	—	886
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.45%	(h)	10.34%	08/2028	7,745	7,748	0.2	7,649
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(c)	8.44%	08/2028	4,787	4,789	0.1	4,700
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.45%	(h)	10.34%	08/2028	1,912	1,912	0.1	1,889
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.45%	(g)	10.30%	08/2028	1,337	1,353	—	1,323
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(c)	8.59%	08/2028	1,143	1,094	—	1,121
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.45%	(g)	10.30%	08/2028	1,186	1,168	—	1,158
Bayou Intermediate II, LLC+	One stop	SF +	4.75%	(j)	8.45%	09/2032	1,410	1,404	—	1,397
Bayou Intermediate II, LLC+	One stop	SF +	4.75%	(i)(j)	8.44%	09/2032	213	211	—	209
Bayou Intermediate II, LLC+	One stop	SF +	4.75%	(i)(j)	8.44%	09/2032	87	86	—	85
Belmont Instrument, LLC*+	One stop	SF +	5.25%	(j)	8.95%	08/2028	14,282	14,144	0.4	14,214
Belmont Instrument, LLC+(5)	One stop				N/A(6)	08/2028	—	(2)	—	—
Blades Buyer, Inc.*+	Senior secured	SF +	4.75%	(i)	8.42%	03/2028	12,097	12,075	0.3	12,011
Blades Buyer, Inc.*+	Senior secured	SF +	4.75%	(i)	8.42%	03/2028	1,716	1,708	0.1	1,704
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(i)	8.42%	03/2028	1,388	1,382	—	1,378
Blades Buyer, Inc.+(5)	Senior secured				N/A(6)	03/2028	—	—	—	(3)
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(i)	8.42%	03/2028	1,713	1,707	0.1	1,701
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(i)	8.42%	03/2028	6,863	6,846	0.2	6,814
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(i)	8.42%	03/2028	268	267	—	265
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%	08/2029	3	3	—	3
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%	08/2029	5	5	—	5
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%	08/2029	2	2	—	2
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%	08/2029	2	2	—	2

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	$4	$4	—%	$4
Blue River Pet Care, LLC*+	One stop	SF +	5.00%	(i)	8.67%				08/2029	58,492	58,325	1.6	58,223
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	12,271	12,264	0.3	12,215
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	2,861	2,860	0.1	2,848
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	2,750	2,748	0.1	2,737
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	2,723	2,722	0.1	2,711
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	2,093	2,091	0.1	2,083
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	1,239	1,235	—	1,234
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	411	409	—	409
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	60	57	—	57
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	291	289	—	289
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	296	294	—	294
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	225	223	—	224
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	255	253	—	253
Blue River Pet Care, LLC+	One stop				N/A(6)				08/2029	—	—	—	—
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	12	12	—	12
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	1	1	—	1
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	4	4	—	4
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2029	1	1	—	1
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(j)	8.67%				08/2029	1	1	—	1
CCSL Holdings, LLC*	One stop	SF +	5.75%	(i)	9.42%				12/2028	20,733	20,703	0.6	20,723
CCSL Holdings, LLC*+	One stop	SF +	5.75%	(i)	9.42%				12/2028	5,597	5,608	0.2	5,595
CCSL Holdings, LLC+(9)	One stop	SN +	5.75%	(g)	9.48%				12/2028	3,485	3,317	0.1	3,483
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.42%				12/2028	3,445	3,423	0.1	3,444
CCSL Holdings, LLC*+	One stop	SF +	5.75%	(i)	9.42%				12/2028	2,861	2,844	0.1	2,860
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.42%				12/2028	715	712	—	714
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.42%				12/2028	970	966	—	969
CCSL Holdings, LLC+(9)	One stop	E +	5.75%	(b)	7.64%				12/2028	33,711	31,617	0.9	33,695
CCSL Holdings, LLC+(9)	One stop	E +	5.75%	(b)	7.64%				12/2028	6,604	5,967	0.2	6,601
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.42%				12/2028	2,753	2,743	0.1	2,752
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.42%				12/2028	2,191	2,183	0.1	2,190
Centegix Intermediate II, LLC+(25)	One stop	SF +	5.76%	(j)	6.28%	cash/	3.13%	PIK	08/2032	1,557	1,549	—	1,550
Centegix Intermediate II, LLC+	One stop	SF +	5.25%	(j)	8.94%				08/2032	46	45	—	45
Centegix Intermediate II, LLC+	One stop	SF +	2.63%	(j)	6.33%				08/2032	226	225	—	225
Centegix Intermediate II, LLC+	One stop	SF +	5.50%	(j)	9.20%				08/2032	85	84	—	84
Centegix Intermediate II, LLC+(5)	One stop				N/A(6)				08/2032	—	(2)	—	(2)
CMI Parent Inc.+	One stop	SF +	4.50%	(j)	8.20%				01/2033	340	339	—	339
CMI Parent Inc.+	One stop				N/A(6)				01/2033	—	—	—	—
CMI Parent Inc.+(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(j)	9.17%				06/2031	7,811	7,754	0.2	7,775
HuFriedy Group Acquisition, LLC+(5)	One stop				N/A(6)				05/2030	—	(6)	—	(4)
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(j)(k)	9.20%				06/2031	1,710	1,687	0.1	1,702
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(j)(k)	9.18%				06/2031	295	290	—	290
Isto Group, Inc.+	One stop				N/A(6)				09/2032	—	—	—	—
Isto Group, Inc.+	One stop	SF +	4.75%	(j)	8.45%				09/2032	587	584	—	584
Isto Group, Inc.+(5)	One stop				N/A(6)				09/2032	—	(2)	—	(2)
JHC Investment Intermediate Holdings, LLC+	One stop	SF +	8.00%	(j)	11.77%				03/2029	1,235	1,235	—	1,235
JHC Investment Intermediate Holdings, LLC+	One stop	SF +	8.00%	(j)	11.77%				03/2029	922	773	—	922
RTI Surgical, Inc.+(5)	One stop				N/A(6)				09/2032	—	(2)	—	(2)
RTI Surgical, Inc.+	One stop	SF +	4.75%	(j)	8.42%				09/2032	1,663	1,655	—	1,655
TIDI Legacy Products, Inc.+	One stop	SF +	4.50%	(i)	8.17%				12/2029	3,467	3,514	0.1	3,442

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
TIDI Legacy Products, Inc.+	One stop				N/A(6)	12/2029	$—	$—	—%	$—
TIDI Legacy Products, Inc.+	One stop	SF +	4.50%	(i)	8.17%	12/2029	929	920	—	923
YI, LLC+	One stop	SF +	5.75%	(i)	9.43%	12/2029	4,362	4,362	0.1	4,301
YI, LLC+(5)	One stop				N/A(6)	12/2029	—	(1)	—	(2)
ZimVie, Inc.+	One stop	SF +	4.75%	(j)	8.45%	10/2032	1,496	1,489	—	1,489
ZimVie, Inc.+(5)	One stop				N/A(6)	10/2032	—	(1)	—	(1)
ZimVie, Inc.+	One stop	SF +	4.75%	(j)	8.45%	10/2032	80	79	—	79
							260,340	256,630	6.9	259,194

Healthcare Providers & Services
AAH TOPCO, LLC *+	One stop	SF +	5.25%	(i)	9.02%				12/2027	8,538	8,511	0.2	8,542
AAH TOPCO, LLC +	One stop	SF +	5.25%	(i)	9.02%				12/2027	8,028	8,051	0.2	8,031
AAH TOPCO, LLC +(25)	Subordinated debt	N/A			11.50%	PIK			12/2031	3,243	3,150	0.1	3,187
AAH TOPCO, LLC +	One stop	SF +	5.25%	(i)	9.02%				12/2027	3,451	3,463	0.1	3,452
AAH TOPCO, LLC +	One stop				N/A(6)				12/2027	—	—	—	—
AAH TOPCO, LLC +	One stop	SF +	5.00%	(i)	8.77%				12/2027	4,036	4,009	0.1	4,007
Active Day, Inc.*+	One stop	SF +	5.00%	(i)	8.67%				05/2027	17,120	17,098	0.5	17,075
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.67%				05/2027	1,321	1,319	—	1,318
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.67%				05/2027	852	851	—	850
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.67%				05/2027	679	678	—	676
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.67%				05/2027	598	597	—	597
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.67%				05/2027	588	588	—	587
Active Day, Inc.+	One stop				N/A(6)				05/2027	—	—	—	—
Active Day, Inc.+	One stop				N/A(6)				05/2027	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.67%				05/2027	4,556	4,549	0.1	4,544
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.67%				05/2027	6,561	6,551	0.2	6,544
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.67%				05/2027	275	274	—	275
Active Day, Inc.+(5)	One stop				N/A(6)				05/2027	—	(1)	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.67%				05/2027	94	94	—	94
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	9.84%				03/2027	15,929	15,912	0.4	15,889
Acuity Eyecare Holdings, LLC+(25)	One stop	N/A			16.50%	PIK			06/2027	18,224	18,173	0.5	18,315
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.10%				03/2027	3,934	3,930	0.1	3,934
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.09%				03/2027	3,504	3,500	0.1	3,504
Acuity Eyecare Holdings, LLC*+	One stop	SF +	6.25%	(j)	10.10%				03/2027	3,504	3,498	0.1	3,504
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.10%				03/2027	3,090	3,087	0.1	3,090
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	9.82%				03/2027	1,975	1,973	0.1	1,970
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.10%				03/2027	1,800	1,798	0.1	1,800
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	9.83%				03/2027	1,007	1,006	—	1,005
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.10%				03/2027	436	435	—	436
Acuity Eyecare Holdings, LLC+(25)	One stop	SF +	13.00%	(j)	10.10%	cash/	6.75%	PIK	03/2027	303	302	—	309
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	9.82%				03/2027	209	209	—	208
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.10%				03/2027	161	161	—	161
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(j)	10.07%				03/2027	106	106	—	106
Acuity Eyecare Holdings, LLC+(25)	One stop	SF +	13.00%	(j)	10.09%	cash/	6.75%	PIK	03/2027	119	119	—	121
Acuity Eyecare Holdings, LLC+	One stop	SF +	5.75%	(j)	9.60%				03/2027	91	84	—	88
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.10%				03/2027	1	1	—	1
Acuity Eyecare Holdings, LLC+	One stop				N/A(6)				03/2027	—	—	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(25)	Subordinated debt	N/A			13.75%	PIK			03/2028	15,410	15,531	0.4	15,307
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC*+	One stop	SF +	6.00%	(j)	9.77%				03/2027	6,320	6,323	0.2	6,292
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	9.77%				03/2027	5,282	5,282	0.1	5,260
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(25)	Subordinated debt	N/A			13.75%	PIK	03/2028	$3,366	$3,355	0.1%	$3,343
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+(25)	Subordinated debt	N/A			13.75%	PIK	03/2028	1,287	1,283	—	1,279
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	9.77%		03/2027	824	824	—	820
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(i)	9.66%		05/2028	500	498	—	498
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	9.77%		03/2027	391	391	—	389
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop				N/A(6)		03/2027	—	—	—	—
Bamboo US Bidco LLC+	One stop	SF +	5.00%	(j)	8.67%		09/2030	1,356	1,351	—	1,349
Bamboo US Bidco LLC+	One stop	SF +	5.00%	(i)(j)	8.67%		09/2030	1,363	1,363	—	1,356
Bamboo US Bidco LLC*+	One stop	SF +	5.00%	(j)	8.67%		09/2030	2,699	2,655	0.1	2,685
Bamboo US Bidco LLC+	One stop	SF +	5.00%	(j)	8.67%		09/2030	413	412	—	410
Bamboo US Bidco LLC+(5)	One stop				N/A(6)		10/2029	—	(9)	—	(3)
Bamboo US Bidco LLC+(9)	One stop	E +	5.00%	(c)	7.03%		09/2030	1,940	1,743	0.1	1,931
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop				N/A(6)		11/2030	—	(10)	—	(12)
Benefit Plan Administrators of Eau Claire, LLC*	One stop	SF +	4.75%	(j)	8.42%		11/2030	12,907	12,845	0.4	12,838
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop				N/A(6)		11/2030	—	(35)	—	(39)
Benefit Plan Administrators of Eau Claire, LLC+	One stop	SF +	4.75%	(j)	8.42%		11/2030	9,900	9,850	0.3	9,847
BHG Holdings, LLC+	One stop	SF +	5.50%	(i)	9.17%		04/2032	24,670	24,483	0.7	24,474
BHG Holdings, LLC+(5)	One stop				N/A(6)		04/2032	—	(24)	—	(25)
BHG Holdings, LLC+(5)	One stop				N/A(6)		04/2032	—	(54)	—	(56)
Community Care Partners, LLC+	One stop	SF +	6.00%	(i)	9.78%		06/2026	3,436	3,399	0.1	3,436
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	One stop	SF +	5.00%	(k)	8.73%		04/2031	771	761	—	756
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%		04/2031	473	447	—	463
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop				N/A(6)		04/2031	—	(1)	—	(3)
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop				N/A(6)		10/2030	—	(2)	—	(2)
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	15,593	15,180	0.4	15,593
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	8,137	7,925	0.2	8,137
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	4,209	4,182	0.1	4,209
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	2,140	2,085	0.1	2,140
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	1,889	1,878	0.1	1,889
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	1,176	1,161	—	1,176
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	977	945	—	977
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	962	939	—	962
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	921	899	—	921
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	834	814	—	834
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	423	409	—	423
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	358	349	—	358
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	175	171	—	175
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	168	163	—	168
Encorevet Group LLC+	One stop	SF +	6.75%	(j)	10.59%		02/2027	94	92	—	94
Encorevet Group LLC+(25)	One stop	N/A			13.00%	PIK	05/2027	115	109	—	113
Encorevet Group LLC+	One stop	SF +	8.75%	(j)	12.57%		02/2027	244	244	—	246
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(a)(j)	9.45%		03/2030	1,402	1,341	—	1,402
ERC Topco Holdings, LLC+(25)	One stop	SF +	6.50%	(j)	10.46%	PIK	03/2030	8,076	7,498	0.2	6,461
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(j)	9.46%		03/2030	76	76	—	76
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%		09/2029	10,961	11,294	0.3	10,906

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%	09/2029	$3,962	$4,048	0.1%	$3,942
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%	09/2029	2,699	2,771	0.1	2,685
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%	09/2029	2,569	2,631	0.1	2,556
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.00%	(j)	8.67%	09/2029	1,105	1,098	—	1,099
FYI Optical Acquisitions, Inc. & FYI USA, Inc.*+(8)(12)	One stop	SF +	5.00%	(j)	8.67%	09/2029	554	550	—	552
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%	09/2029	469	472	—	466
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%	09/2029	283	280	—	282
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%	09/2029	104	103	—	103
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(k)	8.80%	06/2028	2,493	2,498	0.1	2,493
Heartland Veterinary Partners LLC+	Senior secured	SF +	4.75%	(k)	8.80%	06/2028	1,183	1,180	—	1,183
Heartland Veterinary Partners LLC+	Senior secured				N/A(6)	06/2028	—	—	—	—
HP TLE Buyer, Inc.+	One stop	SF +	4.75%	(j)	8.45%	07/2032	1,639	1,632	0.1	1,639
HP TLE Buyer, Inc.+(5)	One stop				N/A(6)	07/2032	—	(2)	—	—
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.00%	(j)	8.70%	11/2026	2,559	2,556	0.1	2,550
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.00%	(j)	8.70%	11/2026	2,065	2,062	0.1	2,057
Krueger-Gilbert Health Physics, LLC*	Senior secured	SF +	5.00%	(j)	8.70%	11/2026	1,501	1,500	—	1,496
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.00%	(j)	8.70%	11/2026	1,381	1,378	—	1,375
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.00%	(j)	8.70%	11/2026	605	604	—	603
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.00%	(j)	8.70%	11/2026	284	284	—	283
Krueger-Gilbert Health Physics, LLC+	Senior secured				N/A(6)	11/2026	—	—	—	—
Krueger-Gilbert Health Physics, LLC+	One stop	SF +	5.00%	(j)	8.70%	11/2026	661	660	—	659
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.00%	(j)	8.70%	11/2026	296	296	—	295
LOV Acquisition LLC*+	Senior secured	SF +	4.25%	(i)	7.92%	11/2031	22,345	22,249	0.6	22,125
LOV Acquisition LLC+(5)	Senior secured				N/A(6)	11/2031	—	(11)	—	(26)
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.25%	(m)	7.56%	05/2028	25,371	27,714	0.7	25,371
New Look Corporation and New Look Vision Group Inc. *+(8)(12)	One stop	SF +	5.25%	(j)	8.95%	05/2028	5,790	5,728	0.2	5,790
New Look Corporation and New Look Vision Group Inc. *+(8)(12)	One stop	SF +	5.25%	(j)	8.95%	05/2028	4,086	4,024	0.1	4,086
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.25%	(m)	7.56%	05/2028	1,571	1,675	0.1	1,571
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.25%	(m)	7.56%	05/2028	819	858	—	819
New Look Corporation and New Look Vision Group Inc. +(8)(12)	One stop	SF +	5.25%	(j)	8.95%	05/2028	129	125	—	129
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	One stop	CA +	5.25%	(m)	7.56%	05/2028	186	178	—	186
New Look Corporation and New Look Vision Group Inc. +(5)(8)(12)	One stop				N/A(6)	05/2028	—	(2)	—	—
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(j)	9.42%	01/2027	18,034	17,955	0.5	17,673
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(j)	9.42%	01/2027	12,083	12,050	0.3	11,842
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(j)	9.42%	01/2027	2,430	2,424	0.1	2,381
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(j)	9.42%	01/2027	2,348	2,340	0.1	2,301
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(j)	9.42%	01/2027	1,483	1,479	—	1,454
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(j)	9.42%	01/2027	1,348	1,345	—	1,320
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(j)	9.42%	01/2027	670	669	—	656
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(j)	9.42%	01/2027	525	520	—	514
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(j)	9.42%	01/2027	176	176	—	174
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(j)	9.42%	01/2027	101	101	—	99
Pinnacle Treatment Centers, Inc.+	One stop	P +	4.50%	(a)(i)	10.60%	01/2027	812	794	—	786

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
PPV Intermediate Holdings, LLC+	One stop	SF +	5.75%	(j)	9.41%				08/2029	$290	$285	—%	$276
PPV Intermediate Holdings, LLC*+	One stop	SF +	5.75%	(j)	9.42%				08/2029	13,976	13,921	0.4	13,696
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK			08/2030	2,209	2,184	0.1	2,121
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK			08/2030	92	89	—	89
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK			08/2030	510	506	—	490
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK			08/2030	93	93	—	90
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			14.75%	PIK			08/2030	11,127	11,177	0.3	11,043
PPV Intermediate Holdings, LLC+	One stop	SF +	5.25%	(j)	8.92%				08/2029	5,460	5,392	0.2	5,286
Premise Health Holding Corp.+	One stop	SF +	4.75%	(j)	8.45%				11/2032	1,370	1,363	—	1,357
Premise Health Holding Corp.+(5)	One stop				N/A(6)				11/2031	—	(2)	—	(1)
Premise Health Holding Corp.+	One stop	SF +	4.75%	(j)	8.45%				11/2032	655	649	—	649
Premise Health Holding Corp.+	One stop	SF +	4.75%	(j)	8.45%				11/2032	500	495	—	495
Premise Health Holding Corp.+	One stop	SF +	4.75%	(j)	8.45%				11/2032	166	164	—	163
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.57%				05/2027	24,709	24,735	0.7	24,674
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.57%				05/2027	2,555	2,549	0.1	2,552
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.57%				05/2027	2,136	2,133	0.1	2,133
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.57%				05/2027	1,174	1,172	—	1,173
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.57%				05/2027	1,075	1,073	—	1,074
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.57%				05/2027	725	725	—	725
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.57%				05/2027	241	241	—	241
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.57%				05/2027	212	212	—	212
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.57%				05/2027	199	198	—	198
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.57%				05/2027	199	198	—	198
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.57%				05/2027	78	78	—	78
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.58%				05/2027	120	120	—	120
Signature MD, Inc.+	One stop	SF +	4.50%	(i)	8.17%				02/2032	302	301	—	301
Signature MD, Inc.+	One stop				N/A(6)				02/2032	—	—	—	—
Signature MD, Inc.+(5)	One stop				N/A(6)				02/2032	—	(1)	—	(1)
Suveto Buyer, LLC+	One stop	P +	3.50%	(a)	10.25%				09/2027	28	26	—	26
Suveto Buyer, LLC*+	One stop	SF +	4.50%	(i)	8.17%				09/2027	27,316	27,313	0.7	27,259
Suveto Buyer, LLC+	One stop	SF +	4.50%	(i)	8.17%				09/2027	16,628	16,566	0.5	16,562
										507,435	507,438	13.4	502,921
Healthcare Technology
Amberfield Acquisition Co.*+	One stop	SF +	5.50%	(j)	9.20%				05/2030	7,138	7,114	0.2	7,114
Amberfield Acquisition Co.+	One stop	SF +	5.50%	(j)	9.20%				05/2030	176	169	—	173
Amberfield Acquisition Co.+	One stop	SF +	5.50%	(j)	9.20%				05/2030	164	162	—	163
Color Intermediate, LLC*+	Senior secured	SF +	4.75%	(j)	8.55%				10/2029	17,301	17,271	0.5	17,041
Connexin Software, Inc.+	One stop	SF +	6.00%	(j)	9.70%				03/2027	11,700	11,686	0.3	11,583
Connexin Software, Inc.+	One stop				N/A(6)				03/2027	—	—	—	—
Crow River Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.67%				01/2029	6,032	6,021	0.2	5,882
Crow River Buyer, Inc.+(5)	One stop				N/A(6)				01/2029	—	—	—	(2)
Crow River Buyer, Inc.+	One stop	SF +	5.00%	(i)	8.67%				01/2029	8,700	8,640	0.2	8,483
ESO Solution, Inc.+	One stop	SF +	6.75%	(j)	10.43%				05/2027	11,359	11,372	0.3	11,246
ESO Solution, Inc.+	One stop	SF +	6.75%	(j)	10.43%				05/2027	3,803	3,774	0.1	3,765
ESO Solution, Inc.+	One stop	SF +	6.75%	(j)(k)	10.43%				05/2027	132	132	—	130
GHX Ultimate Parent Corporation+(25)	One stop	SF +	5.00%	(j)	6.20%	cash/	2.50%	PIK	02/2033	53,815	53,244	1.4	53,277
GHX Ultimate Parent Corporation+(25)	One stop	SF +	5.00%	(j)	6.20%	cash/	2.50%	PIK	02/2033	352	351	—	348
GHX Ultimate Parent Corporation+(5)	One stop				N/A(6)				02/2033	—	(53)	—	(51)
Healthmark Holdings, L.P.+(5)	One stop				N/A(6)				07/2032	—	(1)	—	(2)
Healthmark Holdings, L.P.*+	One stop	SF +	4.50%	(j)	8.17%				07/2032	1,568	1,560	0.1	1,555
Healthmark Holdings, L.P.+(5)	One stop				N/A(6)				07/2032	—	(1)	—	(2)
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.17%				07/2031	15,634	15,515	0.4	15,400
Kona Buyer, LLC+(5)	One stop				N/A(6)				07/2031	—	(14)	—	(29)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.17%				07/2031	$917	$917	—%	$904
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.17%				07/2031	258	257	—	254
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.16%				07/2031	376	374	—	370
Kona Buyer, LLC+(5)	One stop				N/A(6)				07/2031	—	(1)	—	(9)
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.16%				07/2031	3,401	3,385	0.1	3,350
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	6.25%	(g)	9.98%				02/2031	626	600	—	626
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	6.25%	(g)	9.98%				02/2031	835	837	—	835
Lacker Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(1)	—	—
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				02/2031	29	30	—	14
Modernizing Medicine, Inc.+(25)	One stop	SF +	4.75%	(j)	6.20%	cash/	2.25%	PIK	04/2032	32,748	32,470	0.9	32,421
Modernizing Medicine, Inc.+(5)	One stop				N/A(6)				04/2032	—	(26)	—	(30)
Neptune Holdings, Inc.*	One stop	SF +	4.50%	(j)	8.20%				09/2030	15,935	16,009	0.4	15,696
Neptune Holdings, Inc.+(5)	One stop				N/A(6)				08/2029	—	—	—	(2)
Netsmart Technologies, Inc.+(25)	One stop	SF +	5.20%	(i)	6.17%	cash/	2.70%	PIK	08/2031	53,822	53,403	1.4	52,476
Netsmart Technologies, Inc.+(5)	One stop				N/A(6)				08/2031	—	(54)	—	(174)
Netsmart Technologies, Inc.+(5)	One stop				N/A(6)				08/2031	—	(26)	—	(172)
Netsmart Technologies, Inc.+(25)	One stop	SF +	5.20%	(i)	6.17%	cash/	2.70%	PIK	08/2031	505	504	—	492
Plasma Buyer LLC+(7)(25)	One stop	SF +	5.75%	(j)	9.45%	PIK			05/2029	8,575	7,817	0.1	5,145
Plasma Buyer LLC+(7)(25)	One stop	SF +	6.25%	(j)	9.45%	cash/	0.50%	PIK	05/2029	325	296	—	191
Plasma Buyer LLC+(25)	One stop	SF +	6.25%	(j)	9.46%	cash/	0.50%	PIK	03/2027	170	170	—	170
Plasma Buyer LLC+(7)(25)	One stop	SF +	6.25%	(j)	9.45%	cash/	0.50%	PIK	05/2028	118	108	—	72
QF Holdings, Inc.+(5)	One stop				N/A(6)				12/2032	—	—	—	(1)
QF Holdings, Inc.+	One stop	SF +	4.50%	(j)	8.20%				12/2032	372	371	—	364
QF Holdings, Inc.+(5)	One stop				N/A(6)				12/2032	—	—	—	(2)
Signant Finance One Limited+(5)(8)(10)	One stop				N/A(6)				10/2031	—	(1)	—	(1)
Signant Finance One Limited+(8)(10)(25)	One stop	SF +	4.75%	(j)	8.45%				10/2031	1,507	1,493	0.1	1,493
Signant Finance One Limited+(5)(8)(10)	One stop				N/A(6)				10/2031	—	(2)	—	(3)
Transaction Data Systems, Inc.*+	One stop	SF +	4.75%	(j)	8.60%				08/2026	73,991	73,684	2.0	73,991
Transaction Data Systems, Inc.+(5)	One stop				N/A(6)				08/2026	—	(3)	—	—
										332,384	329,553	8.7	324,544
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC*+	One stop	SF +	6.00%	(j)(k)	9.85%				08/2028	13,471	13,453	0.4	13,471
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(k)	9.95%				08/2028	680	676	—	680
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(j)	9.85%				08/2028	464	440	—	464
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(j)(k)	9.87%				08/2028	200	199	—	200
BJH Holdings III Corp.*+	One stop	SF +	5.00%	(j)	8.70%				08/2027	69,210	69,022	1.9	69,210
BJH Holdings III Corp.+	One stop	SF +	5.00%	(j)	8.70%				08/2027	756	749	—	756
BJH Holdings III Corp.+	One stop	SF +	5.00%	(j)	8.70%				08/2027	5,519	5,479	0.2	5,519
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(j)	9.57%				09/2028	17,718	17,719	0.5	17,364
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(j)	9.57%				09/2028	3,160	3,150	0.1	3,096
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(j)	9.57%				09/2028	2,122	2,122	0.1	2,080
Cafe Rio Holding, Inc.*	One stop	SF +	5.75%	(j)	9.57%				09/2028	1,347	1,347	—	1,320
Cafe Rio Holding, Inc.*+	One stop	SF +	5.75%	(j)	9.57%				09/2028	1,189	1,189	—	1,166
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(i)(j)	9.55%				09/2028	264	264	—	259
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.57%				09/2028	170	170	—	167
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.57%				09/2028	122	122	—	120
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.57%				09/2028	97	97	—	95
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.57%				09/2028	96	95	—	94
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.57%				09/2028	77	77	—	76
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.57%				09/2028	49	49	—	48
Cafe Rio Holding, Inc.+	One stop	SF +	5.75%	(j)	9.57%				09/2028	55	55	—	54
CB Sports Holdings Bidco, LLC+	One stop	SF +	4.50%	(j)	8.18%				12/2032	22	22	—	22
CB Sports Holdings Bidco, LLC+	One stop	SF +	4.50%	(j)	8.19%				12/2032	185	184	—	185

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
CB Sports Holdings Bidco, LLC+(5)	One stop				N/A(6)				12/2032	$—	$(1)	—%	$—
CB Sports Holdings Bidco, LLC+	One stop				N/A(6)				12/2032	—	—	—	—
CR Fitness Holdings, LLC+	Senior secured	SF +	4.25%	(j)	7.95%				10/2031	17	16	—	16
CR Fitness Holdings, LLC+	Senior secured	SF +	4.25%	(j)	7.95%				10/2032	1,500	1,496	—	1,493
CR Fitness Holdings, LLC+(5)	Senior secured				N/A(6)				10/2032	—	(1)	—	(2)
Crumbl Enterprises, LLC+(5)	One stop				N/A(6)				05/2032	—	(11)	—	(13)
Crumbl Enterprises, LLC*+	One stop	SF +	4.50%	(j)	8.20%				05/2032	32,164	32,024	0.9	32,003
ESN Venture Holdings, LLC*+(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	5,417	5,369	0.2	5,390
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	926	921	—	921
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	818	811	—	814
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	376	373	—	374
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	184	183	—	182
ESN Venture Holdings, LLC+(5)	One stop				N/A(6)				10/2029	—	(7)	—	(6)
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	810	791	—	790
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	443	441	—	440
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	1,604	1,594	0.1	1,596
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	4,031	4,013	0.1	4,011
Excel Fitness Consolidator, LLC*+	Senior secured	SF +	4.75%	(j)	8.45%				04/2030	6,606	6,562	0.2	6,574
Excel Fitness Consolidator, LLC+	Senior secured	SF +	4.75%	(i)	8.42%				04/2030	52	51	—	52
Excel Fitness Consolidator, LLC+(5)	Senior secured				N/A(6)				04/2030	—	(2)	—	(3)
Harri US LLC+(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	1,336	1,321	—	1,249
Harri US LLC+(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	904	902	—	845
Harri US LLC+(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	877	875	—	821
Harri US LLC+(5)	One stop				N/A(6)				08/2028	—	—	—	(2)
Harri US LLC+(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	1,633	1,546	—	1,527
Harri US LLC+(25)	One stop	N/A			14.00%	PIK			08/2028	2,151	2,127	0.1	2,151
Olo Parent, Inc.+	One stop	SF +	4.50%	(j)	8.17%				09/2032	2,326	2,321	0.1	2,268
Olo Parent, Inc.+(5)	One stop				N/A(6)				09/2032	—	—	—	(4)
Patriot Acquireco, LLC+	One stop	SF +	4.50%	(j)	8.22%				09/2032	36	36	—	35
Patriot Acquireco, LLC+	One stop	SF +	4.50%	(j)	8.22%				09/2032	1,809	1,801	0.1	1,800
PB Group Holdings, LLC+(25)	One stop	SF +	5.50%	(i)	6.42%	cash/	2.75%	PIK	08/2030	37,923	37,789	1.0	37,733
PB Group Holdings, LLC+	One stop	SF +	5.00%	(i)	8.67%				08/2030	2,858	2,842	0.1	2,836
QSR Acquisition Co.+	One stop	SF +	4.25%	(i)	7.92%				06/2032	1,518	1,513	—	1,472
QSR Acquisition Co.+(5)	One stop				N/A(6)				06/2032	—	—	—	(4)
QSR Acquisition Co.+(5)	One stop				N/A(6)				06/2032	—	(1)	—	(10)
Rooster BidCo Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				03/2032	233	233	—	233
Rooster BidCo Limited+(8)(9)(10)	One stop	SN +	4.50%	(g)	8.23%				03/2032	4,903	4,758	0.1	4,903
Rooster BidCo Limited+(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(22)	—	—
Saguaro Buyer, LLC+	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC+	One stop	SF +	4.50%	(j)	8.20%				07/2032	398	396	—	398
Saguaro Buyer, LLC+	One stop	SF +	4.50%	(j)	8.20%				07/2032	217	216	—	217
Saguaro Buyer, LLC+	One stop	SF +	4.50%	(j)	8.20%				07/2032	100	98	—	100
SDC Holdco, LLC+(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
SDC Holdco, LLC*	One stop	SF +	4.38%	(i)	8.05%				07/2032	1,784	1,776	0.1	1,775
SDC Holdco, LLC+	One stop	SF +	4.38%	(i)	8.05%				07/2032	500	498	—	498
SSRG Holdings, LLC*	One stop	SF +	4.75%	(j)	8.45%				11/2029	12,345	12,261	0.3	12,345
SSRG Holdings, LLC*+	One stop	SF +	4.75%	(j)	8.45%				11/2029	7,662	7,662	0.2	7,662
SSRG Holdings, LLC+	One stop	SF +	4.75%	(j)	8.45%				11/2029	636	624	—	636
SSRG Holdings, LLC+	One stop	SF +	4.75%	(j)	8.45%				11/2029	605	600	—	605
SSRG Holdings, LLC+(5)	One stop				N/A(6)				11/2029	—	(1)	—	—
SSRG Holdings, LLC+	One stop	SF +	4.75%	(j)	8.45%				11/2029	674	671	—	674
YE Brands Holding, LLC*+	One stop	SF +	4.75%	(j)	8.45%				10/2027	17,365	17,464	0.5	17,279
YE Brands Holding, LLC+	One stop	SF +	4.75%	(j)	8.45%				10/2027	1,173	1,170	—	1,167
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
YE Brands Holding, LLC+	One stop				N/A(6)	10/2027	$—	$—	—%	$—
							273,887	272,778	7.3	272,286
Household Durables
TLB Holdings I, LLC+	One stop	SF +	4.75%	(i)	8.42%	10/2031	11	10	—	11
TLB Holdings I, LLC+	One stop	SF +	4.75%	(j)	8.42%	10/2031	615	612	—	615
TLB Holdings I, LLC+(5)	One stop				N/A(6)	10/2031	—	(1)	—	—
							626	621	—	626
Household Products
WU Holdco, Inc.+	One stop	SF +	4.75%	(j)	8.45%	04/2032	9,516	9,475	0.3	9,473
WU Holdco, Inc.+	One stop	SF +	4.75%	(j)	8.45%	04/2032	155	152	—	152
WU Holdco, Inc.+(5)	One stop				N/A(6)	04/2032	—	(5)	—	(10)
							9,671	9,622	0.3	9,615

Industrial Conglomerates
Anova Buyer, Inc.+	One stop	SF +	4.75%	(k)	8.49%				01/2033	292	291	—	291
Anova Buyer, Inc.+	One stop	SF +	4.75%	(j)	8.45%				01/2033	3	2	—	2
Anova Buyer, Inc.+	One stop				N/A(6)				01/2033	—	—	—	—
Arch Global CCT Holdings Corp.*+	Senior secured	SF +	4.75%	(j)	8.55%				04/2028	3,151	3,126	0.1	2,962
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(j)	8.55%				04/2028	633	623	—	595
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(j)	8.55%				04/2028	593	582	—	558
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.45%				07/2029	5,737	5,726	0.2	5,693
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.45%				07/2029	1,337	1,323	—	1,315
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.45%				07/2029	1,455	1,446	—	1,444
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.45%				07/2029	466	463	—	462
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.45%				07/2029	545	539	—	541
Dwyer Instruments, Inc.+(5)(9)	One stop				N/A(6)				07/2029	—	(23)	—	(2)
Dwyer Instruments, Inc.+(9)	One stop	E +	5.00%	(c)	7.12%				07/2029	51,920	47,033	1.4	51,896
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.45%				07/2029	6,401	6,350	0.2	6,353
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.45%				07/2029	1,478	1,467	—	1,466
Essential Services Holdings Corporation+(25)	One stop	SF +	5.50%	(j)	6.42%	cash/	2.75%	PIK	06/2031	11,514	11,428	0.3	11,421
Essential Services Holdings Corporation+	One stop	SF +	5.00%	(a)(j)	8.66%				06/2030	564	554	—	554
Essential Services Holdings Corporation+(5)	One stop				N/A(6)				06/2031	—	(8)	—	(18)
Excelitas Technologies Corp.+(5)	One stop				N/A(6)				08/2029	—	(40)	—	(104)
Excelitas Technologies Corp.*+	One stop	SF +	5.25%	(i)	8.92%				08/2029	10,022	9,978	0.3	9,898
Excelitas Technologies Corp.+(9)	One stop	E +	5.25%	(b)	7.14%				08/2029	1,962	1,771	0.1	1,937
Excelitas Technologies Corp.+(5)	One stop				N/A(6)				08/2028	—	(2)	—	(4)
										98,073	92,629	2.6	97,260
Insurance
AMBA Buyer, Inc.*+	One stop	SF +	5.25%	(j)	9.05%				07/2027	4,399	4,405	0.1	4,398
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)	9.05%				07/2027	1,310	1,309	—	1,310
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)	9.05%				07/2027	1,105	1,103	—	1,105
AMBA Buyer, Inc.+	One stop				N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)	9.05%				07/2027	159	159	—	159
Bellwether Buyer, LLC+	One stop	SF +	4.50%	(i)	8.18%				04/2032	273	268	—	268
Bellwether Buyer, LLC+	One stop	SF +	4.50%	(i)	8.17%				04/2032	5,031	5,010	0.1	5,009
Bellwether Buyer, LLC+(5)	One stop				N/A(6)				04/2032	—	(6)	—	(12)
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	561	555	—	558
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	378	378	—	375
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	97	96	—	96
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	465	457	—	462
Captive Resources Midco, LLC+	One stop	SF +	4.50%	(i)	8.17%				07/2029	22,958	22,940	0.6	22,958
Captive Resources Midco, LLC+(5)	One stop				N/A(6)				07/2028	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Doxa Insurance Holdings LLC+	One stop	SF +	4.50%	(j)	8.20%	12/2030	$1,861	$1,871	0.1%	$1,849
Doxa Insurance Holdings LLC+	One stop	SF +	4.50%	(j)	8.20%	12/2029	37	37	—	37
Doxa Insurance Holdings LLC+	One stop	SF +	4.50%	(j)	8.20%	12/2030	1,770	1,771	0.1	1,758
Doxa Insurance Holdings LLC+	One stop	SF +	4.50%	(j)	8.19%	12/2030	3,580	3,560	0.1	3,537
Galway Borrower LLC+	One stop	SF +	4.50%	(j)	8.20%	09/2028	335	333	—	333
Galway Borrower LLC+	One stop	SF +	4.50%	(j)	8.20%	09/2028	17	17	—	17
Galway Borrower LLC+	One stop	SF +	4.50%	(j)	8.20%	09/2028	13	13	—	12
Galway Borrower LLC+	One stop	SF +	4.50%	(j)	8.20%	09/2028	12	12	—	12
Galway Borrower LLC+	One stop				N/A(6)	09/2028	—	—	—	—
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	7.78%	04/2031	1,131	1,038	—	1,121
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.75%	(c)	7.78%	04/2031	461	437	—	456
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.00%	(c)	7.01%	04/2031	106	105	—	97
Huskies Parent, Inc.+	One stop	SF +	6.00%	(i)	9.77%	11/2029	2,000	1,982	0.1	1,940
Illumifin Corporation+	One stop	SF +	6.00%	(j)	9.93%	09/2027	4,626	4,454	0.1	4,441
Integrity Marketing Acquisition, LLC*+	One stop	SF +	5.00%	(j)	8.67%	08/2028	48,464	48,231	1.3	48,410
Integrity Marketing Acquisition, LLC+(5)	One stop				N/A(6)	08/2028	—	(2)	—	—
Integrity Marketing Acquisition, LLC+(5)	One stop				N/A(6)	08/2028	—	(3)	—	(4)
J.S. Held Holdings, LLC+	One stop	SF +	4.75%	(j)	8.60%	06/2028	322	316	—	319
J.S. Held Holdings, LLC+	One stop	SF +	4.75%	(j)	8.60%	06/2028	14,455	14,339	0.4	14,287
J.S. Held Holdings, LLC*+	One stop	SF +	4.75%	(j)	8.60%	06/2028	38,144	37,717	1.0	37,900
Koala Investment Holdings, Inc.+	One stop	SF +	4.25%	(j)	7.95%	08/2032	1,564	1,557	0.1	1,550
Koala Investment Holdings, Inc.+(5)	One stop				N/A(6)	08/2032	—	(1)	—	(1)
Koala Investment Holdings, Inc.+(5)	One stop				N/A(6)	08/2032	—	(1)	—	(3)
Majesco+	One stop	SF +	4.50%	(j)	8.20%	01/2033	462	461	—	455
Majesco+(5)	One stop				N/A(6)	01/2033	—	—	—	(1)
MRH Trowe Germany GMBH+(5)(8)(9)(19)	One stop				N/A(6)	11/2031	—	(2)	—	(7)
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	5.00%	(d)	7.16%	05/2032	6,146	5,950	0.2	6,069
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	5.00%	(d)	7.15%	05/2032	1,138	1,148	—	1,112
Oakbridge Insurance Agency LLC+	One stop	SF +	4.75%	(i)	8.42%	11/2029	2,247	2,268	0.1	2,226
Oakbridge Insurance Agency LLC+	One stop	SF +	4.75%	(i)	8.42%	11/2029	21	21	—	21
Oakbridge Insurance Agency LLC+	One stop	SF +	4.75%	(i)	8.42%	11/2029	1,085	1,082	—	1,075
Oakbridge Insurance Agency LLC+	One stop	SF +	5.00%	(i)	8.67%	11/2029	797	791	—	795
Oakbridge Insurance Agency LLC+(5)	One stop				N/A(6)	11/2029	—	(2)	—	(5)
Pareto Health Intermediate Holdings, Inc.+(5)	One stop				N/A(6)	06/2029	—	(2)	—	(1)
Pareto Health Intermediate Holdings, Inc.*+	One stop	SF +	5.00%	(j)(k)	8.61%	06/2030	85,453	84,900	2.3	84,603
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.71%	06/2030	419	415	—	415
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(j)	8.85%	10/2028	71,656	71,070	1.9	71,535
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(j)	8.85%	10/2028	9,773	9,641	0.3	9,755
Patriot Growth Insurance Services, LLC+(5)	One stop				N/A(6)	10/2028	—	(36)	—	(3)
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(j)	8.70%	10/2028	3,384	3,376	0.1	3,366
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(m)	7.57%	02/2031	23,634	24,862	0.6	23,697
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(m)	7.57%	02/2031	19,844	20,275	0.5	19,898
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(m)	7.57%	02/2031	7,760	8,270	0.2	7,781
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(m)	7.57%	02/2031	9,707	9,684	0.3	9,733
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(m)	7.57%	02/2031	216	216	—	216
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(m)	7.57%	02/2031	21,834	21,614	0.6	21,921
People Corporation+(8)(9)(12)	One stop				N/A(6)	02/2031	—	—	—	—
Wasabi Lower Holdco, LLC+(5)	Senior secured				N/A(6)	06/2032	—	(8)	—	(16)
Wasabi Lower Holdco, LLC+	Senior secured	SF +	4.50%	(i)	8.17%	06/2032	2,610	2,579	0.1	2,546

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
World Insurance Associates, LLC+(5)	One stop				N/A(6)				04/2030	$—	$(2)	—%	$(2)
World Insurance Associates, LLC+	One stop	SF +	5.00%	(j)	8.70%				04/2030	4,923	4,907	0.1	4,890
										428,743	427,934	11.4	426,828
Internet & Direct Marketing Retail
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.60%	cash/	1.75%	PIK	04/2029	20,592	20,410	0.5	18,120
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.60%	cash/	1.75%	PIK	04/2029	12,053	11,830	0.3	10,606
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.60%	cash/	1.75%	PIK	04/2029	5,976	5,865	0.1	5,259
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.60%	cash/	1.75%	PIK	04/2029	3,600	3,523	0.1	3,168
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.60%	cash/	1.75%	PIK	04/2029	2,450	2,401	0.1	2,156
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.60%	cash/	1.75%	PIK	04/2029	2,407	2,301	—	2,118
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.60%	cash/	1.75%	PIK	04/2029	230	219	—	202
Revalize, Inc.+(25)	One stop	SF +	6.25%	(j)	9.60%	cash/	0.50%	PIK	04/2029	160	147	—	106
										47,468	46,696	1.1	41,735
IT Services
Acquia, Inc.*+	One stop	SF +	5.00%	(j)	8.80%				10/2026	12,020	12,012	0.3	11,960
Acquia, Inc.+	One stop	SF +	5.00%	(j)	8.80%				10/2026	112	112	—	112
Acquia, Inc.+	One stop	SF +	5.00%	(j)	8.80%				10/2026	1,083	1,082	—	1,078
CivicPlus, LLC+(5)	One stop				N/A(6)				08/2030	—	(2)	—	(11)
CivicPlus, LLC+(25)	One stop	SF +	11.75%	(j)	15.45%	PIK			06/2034	384	382	—	370
CivicPlus, LLC+(25)	One stop	SF +	6.00%	(j)	6.92%	cash/	2.75%	PIK	08/2030	23,722	23,670	0.6	23,248
CivicPlus, LLC+(25)	One stop	SF +	6.00%	(j)	6.92%	cash/	2.75%	PIK	08/2030	2,228	2,213	0.1	2,153
CivicPlus, LLC+(5)	One stop				N/A(6)				08/2030	—	(2)	—	(9)
ContractPod Technologies, Ltd.+(8)(10)(25)	One stop	SF +	6.50%	(j)	6.95%	cash/	3.25%	PIK	07/2030	512	510	—	502
ContractPod Technologies, Ltd.+(8)(10)(25)	One stop	SF +	6.50%	(j)	6.93%	cash/	3.25%	PIK	07/2030	226	225	—	221
ContractPod Technologies, Ltd.+(5)(8)(10)	One stop				N/A(6)				07/2030	—	(1)	—	(5)
Critical Start, Inc.+(25)	One stop	SF +	6.82%	(j)	6.24%	cash/	4.25%	PIK	05/2028	5,551	5,543	0.1	5,385
Critical Start, Inc.+(25)	One stop	SF +	6.75%	(j)	6.17%	cash/	4.25%	PIK	05/2028	2,549	2,528	0.1	2,472
Critical Start, Inc.+	One stop	P +	5.25%	(a)(j)	11.47%				05/2028	54	52	—	50
Delinea Inc.*+	One stop	SF +	4.25%	(j)	7.95%				03/2030	47,048	46,928	1.3	46,813
Delinea Inc.+(5)	One stop				N/A(6)				03/2030	—	(2)	—	(3)
Goldcup 31018 AB+(8)(9)(17)(25)	One stop	E +	6.37%	(d)	8.50%	PIK			07/2029	15,908	14,393	0.4	15,153
Goldcup 31018 AB+(8)(9)(17)(25)	One stop	E +	6.38%	(d)	8.51%	PIK			07/2029	1,484	1,365	—	1,414
Goldcup 31018 AB+(5)(8)(9)(17)	One stop				N/A(6)				01/2029	—	(1)	—	(12)
Kentik Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	7.68%	cash/	4.00%	PIK	11/2029	51	51	—	50
Kentik Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	7.68%	cash/	4.00%	PIK	11/2029	58	55	—	56
Kentik Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	7.68%	cash/	4.00%	PIK	11/2029	20	17	—	19
Kentik Technologies, Inc.+(25)	One stop	SF +	8.00%	(i)	7.68%	cash/	4.00%	PIK	11/2029	8	7	—	6
Netwrix Corporation+(5)	One stop				N/A(6)				06/2029	—	(1)	—	(8)
Netwrix Corporation*+	One stop	SF +	4.50%	(j)	8.17%				06/2029	9,494	9,495	0.3	9,255
Netwrix Corporation+	One stop	SF +	4.50%	(j)	8.17%				06/2029	381	381	—	371
Netwrix Corporation+	One stop	SF +	4.50%	(j)	8.17%				06/2029	184	181	—	140
Optimizely North America, Inc.+	One stop	SF +	5.00%	(i)	8.67%				10/2031	37,937	37,634	1.0	36,609
Optimizely North America, Inc.+(9)	One stop	E +	5.25%	(b)	7.16%				10/2031	15,521	14,466	0.4	15,055
Optimizely North America, Inc.+(9)	One stop	SN +	5.50%	(g)	9.23%				10/2031	5,851	5,691	0.2	5,763
Optimizely North America, Inc.+(5)	One stop				N/A(6)				10/2031	—	(79)	—	(213)
PDQ.com Corporation+(5)	One stop				N/A(6)				10/2032	—	—	—	(3)
PDQ.com Corporation+	One stop	SF +	4.50%	(j)	8.20%				10/2032	633	631	—	604
PDQ.com Corporation+(5)	One stop				N/A(6)				10/2032	—	(1)	—	(14)
ReliaQuest Holdings, LLC+(25)	One stop	SF +	6.00%	(j)	6.42%	cash/	3.25%	PIK	04/2031	12,334	12,310	0.3	12,211
ReliaQuest Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(20)	—	(46)
ReliaQuest Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(5)	—	(10)
ReliaQuest Holdings, LLC+(25)	One stop	SF +	6.00%	(j)	6.42%	cash/	3.25%	PIK	04/2031	29,375	29,254	0.8	29,081
Saturn Borrower Inc.*+	One stop	SF +	6.00%	(j)	9.70%				11/2028	27,189	26,962	0.7	26,645

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Saturn Borrower Inc.+	One stop	SF +	6.00%	(j)	9.70%				11/2028	$120	$114	—%	$110
WPEngine, Inc.+	One stop	SF +	5.75%	(j)	9.44%				08/2029	5,438	5,425	0.1	5,356
WPEngine, Inc.+(5)	One stop				N/A(6)				08/2029	—	—	—	(2)
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(j)	10.17%				07/2027	1,392	1,388	—	1,371
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(j)	10.17%				07/2027	7,138	7,160	0.2	7,030
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(j)	10.16%				07/2027	14	14	—	12
										266,019	262,137	6.9	260,339
Leisure Products
Crunch Holdings, LLC+	One stop	SF +	4.50%	(i)	8.17%				09/2031	1,756	1,752	0.1	1,756
Crunch Holdings, LLC+(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
Movement Holdings, LLC+(8)(10)	One stop	SF +	5.50%	(k)	9.24%				03/2030	828	826	—	828
Movement Holdings, LLC+(8)(10)	One stop				N/A(6)				03/2030	—	—	—	—
										2,584	2,577	0.1	2,584
Life Sciences Tools & Services
Celerion Buyer, Inc.+(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.*+	One stop	SF +	5.00%	(j)	8.67%				11/2029	30,705	30,471	0.8	30,678
Celerion Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.70%				11/2029	499	496	—	498
Celerion Buyer, Inc.*	One stop	SF +	5.00%	(j)	8.67%				11/2029	21,791	21,633	0.6	21,771
Diamondback Acquisition, Inc.+	One stop	SF +	4.50%	(i)	8.17%				09/2032	1,489	1,485	0.1	1,444
Diamondback Acquisition, Inc.+(5)	One stop				N/A(6)				09/2032	—	(1)	—	(9)
Diamondback Acquisition, Inc.+	One stop	SF +	4.50%	(i)(j)	8.17%				09/2032	45	44	—	39
PAS Parent Inc.+(5)	One stop				N/A(6)				08/2031	—	(5)	—	—
PAS Parent Inc.*+	One stop	SF +	4.50%	(i)	8.17%				08/2032	57,956	57,696	1.6	58,119
PAS Parent Inc.+(5)	One stop				N/A(6)				08/2032	—	(2)	—	13
Unchained Labs, LLC*+	Senior secured	SF +	5.50%	(i)	9.22%				08/2027	1,379	1,368	—	1,359
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(i)	9.22%				08/2027	1,164	1,153	—	1,147
Unchained Labs, LLC+(5)	Senior secured				N/A(6)				08/2027	—	(1)	—	—
										115,028	114,336	3.1	115,059
Machinery
AI Titan Parent, Inc.+	One stop	SF +	4.50%	(i)	8.17%				08/2031	10,508	10,427	0.3	10,035
AI Titan Parent, Inc.+	One stop	SF +	4.50%	(i)	8.17%				08/2031	473	465	—	378
AI Titan Parent, Inc.+(5)	One stop				N/A(6)				08/2031	—	(10)	—	(59)
Blackbird Purchaser, Inc.+	One stop	SF +	5.75%	(j)	9.45%				12/2030	4,926	4,989	0.1	4,890
Blackbird Purchaser, Inc.+(5)	One stop				N/A(6)				12/2030	—	—	—	(3)
Blackbird Purchaser, Inc.+	One stop	SF +	5.75%	(i)(j)	9.44%				12/2029	60	59	—	59
Chase Industries, Inc.+(25)(26)	Senior secured	SF +	7.00%	(j)	9.35%	cash/	1.50%	PIK	11/2026	13,623	13,489	0.4	13,487
Chase Industries, Inc.+(25)(26)	Senior secured	SF +	7.00%	(j)	9.35%	cash/	1.50%	PIK	11/2026	1,288	1,271	—	1,275
Chase Industries, Inc.+(25)(26)	Senior secured	SF +	6.25%	(j)	9.35%	cash/	0.75%	PIK	11/2026	120	112	—	114
Thermogenics, Inc.+(8)(12)	One stop	SF +	4.25%	(j)	7.95%				06/2032	179	179	—	179
Thermogenics, Inc.+(8)(9)(12)	One stop	CA +	4.25%	(m)	6.56%				06/2032	138	140	—	138
Thermogenics, Inc.+(8)(12)	One stop	SF +	4.25%	(j)	7.95%				06/2032	105	105	—	105
Thermogenics, Inc.+(8)(9)(12)	One stop	CA +	4.25%	(m)	6.56%				06/2032	73	74	—	73
Thermogenics, Inc.+(8)(9)(12)	One stop	CA +	4.25%	(m)	6.56%				06/2032	14	14	—	14
Thermogenics, Inc.+(5)(8)(12)	One stop				N/A(6)				06/2032	—	(2)	—	(2)
Thermogenics, Inc.+(5)(8)(12)	One stop				N/A(6)				06/2032	—	(1)	—	(1)
										31,507	31,311	0.8	30,682
Marine
Project Nike Purchaser, LLC*+	One stop	SF +	5.25%	(j)	8.95%				04/2029	33,349	33,466	0.9	32,349
Project Nike Purchaser, LLC+	One stop	SF +	5.25%	(j)	8.95%				04/2029	739	736	—	716
Project Nike Purchaser, LLC+(5)	One stop				N/A(6)				04/2029	—	(1)	—	(16)
										34,088	34,201	0.9	33,049
Media
Lotus Topco, Inc.*	One stop	SF +	4.75%	(j)	8.45%				06/2030	5,086	5,059	0.1	5,086

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Lotus Topco, Inc.+(5)	One stop				N/A(6)	06/2030	$—	$(5)	—%	$—
Lotus Topco, Inc.+	One stop	SF +	4.75%	(j)	8.45%	06/2030	1,928	1,914	0.1	1,928
Lotus Topco, Inc.*	One stop	SF +	4.75%	(j)	8.45%	06/2030	1,990	1,977	0.1	1,990
Shout! Factory, LLC*	One stop	SF +	5.25%	(j)	8.95%	06/2031	1,756	1,744	—	1,732
Shout! Factory, LLC+	One stop	SF +	5.25%	(j)	8.92%	06/2031	79	78	—	76
Triple Lift, Inc.*+	One stop	SF +	5.75%	(j)	9.59%	05/2028	7,187	7,099	0.2	6,629
Triple Lift, Inc.*+	One stop	SF +	5.75%	(j)	9.59%	05/2028	1,533	1,508	—	1,414
Triple Lift, Inc.+(5)	One stop				N/A(6)	05/2028	—	(3)	—	(12)
							19,559	19,371	0.5	18,843
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.+	One stop	SF +	4.50%	(i)	8.17%	12/2032	373	372	—	369
Edition Holdings, Inc.+(5)	One stop				N/A(6)	12/2032	—	—	—	(1)
Edition Holdings, Inc.+(5)	One stop				N/A(6)	12/2032	—	—	—	(1)
							373	372	—	367

Paper & Forest Products
Messenger, LLC*+	One stop	SF +	5.00%	(j)	8.67%				12/2027	13,683	13,682	0.4	13,676
Messenger, LLC+(9)	One stop	SN +	5.00%	(g)	8.73%				12/2027	869	832	—	870
Messenger, LLC+	One stop	SF +	5.00%	(j)	8.67%				12/2027	495	493	—	494
Messenger, LLC+(9)	One stop				N/A(6)				12/2027	—	—	—	—
Messenger, LLC*+	One stop	SF +	5.00%	(j)	8.67%				12/2027	1,434	1,447	0.1	1,433
Messenger, LLC+	One stop	SF +	5.00%	(j)	8.67%				12/2027	718	717	—	718
Messenger, LLC+	One stop				N/A(6)				12/2027	—	—	—	—
										17,199	17,171	0.5	17,191
Pharmaceuticals
ACP Ulysses Buyer, Inc.*+	One stop	SF +	4.75%	(j)	8.45%				02/2030	30,144	30,037	0.8	29,858
ACP Ulysses Buyer, Inc.*+	One stop	SF +	4.75%	(j)	8.45%				02/2030	1,303	1,291	—	1,291
ACP Ulysses Buyer, Inc.+	One stop	SF +	4.75%	(j)	8.45%				02/2030	499	480	—	494
Amalthea Parent, Inc.*+(8)(12)	One stop	SF +	5.00%	(j)	8.93%				03/2027	86,287	84,594	2.3	85,422
Amalthea Parent, Inc.+(8)(12)	One stop	SF +	5.00%	(i)	8.78%				03/2027	540	519	—	536
Apothecary Products, LLC*	Senior secured	SF +	5.00%	(k)	8.63%				07/2027	2,178	2,177	0.1	2,178
Apothecary Products, LLC+	Senior secured	SF +	5.00%	(k)	8.65%				07/2027	156	156	—	156
Caerus Midco 3 S.A.R.L.*+(8)(13)	One stop	SF +	5.00%	(j)	8.70%				05/2029	28,960	28,986	0.8	28,382
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(j)	8.70%				05/2029	4,802	4,804	0.1	4,706
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(j)	8.70%				05/2029	4,432	4,401	0.1	4,343
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(j)	8.70%				05/2029	703	700	—	689
Caerus Midco 3 S.A.R.L.+(8)(13)	One stop	SF +	5.00%	(i)	8.67%				05/2029	444	442	—	434
Cobalt Buyer Sub, Inc.*+	One stop	SF +	5.75%	(j)	9.42%				10/2028	14,607	14,578	0.4	13,585
Cobalt Buyer Sub, Inc.*+	One stop	SF +	5.75%	(j)	9.42%				10/2028	4,898	4,888	0.1	4,556
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.75%	(j)	9.42%				10/2028	3,701	3,655	0.1	3,442
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.75%	(j)	9.42%				10/2027	1,098	1,088	—	1,030
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.75%	(j)	9.42%				10/2028	6,301	6,253	0.2	5,860
Creek Parent, Inc.+	One stop	SF +	5.00%	(i)	8.67%				12/2031	56,260	55,456	1.5	55,388
Creek Parent, Inc.+(5)	One stop				N/A(6)				12/2031	—	(106)	—	(127)
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	4.88%	(g)	7.48%	cash/	1.13%	PIK	08/2028	37,825	37,991	1.0	35,504
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	6.00%	(g)	9.73%				08/2028	5,495	5,137	0.1	5,292
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	4.88%	(g)	7.48%	cash/	1.13%	PIK	08/2028	4,585	4,027	0.1	4,304
Spark Bidco Limited+(8)(10)	Senior secured	SF +	6.00%	(k)	9.59%				08/2028	3,991	3,986	0.1	3,843

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	4.88%	(g)	7.48%	cash/	1.13%	PIK	08/2028	$4,012	$3,689	0.1%	$3,766
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	3.75%	(g)	7.48%				02/2028	198	199	—	190
										303,419	299,428	7.9	295,122
Professional Services
ALKU Intermediate Holdings, LLC+	One stop	SF +	6.25%	(j)	9.95%				5/1/2029	6,694	6,713	0.2	6,600
ALKU Intermediate Holdings, LLC+	One stop	SF +	5.50%	(j)	9.20%				5/1/2029	740	734	—	715
bswift, LLC*+	One stop	SF +	4.75%	(j)	8.42%				11/1/2028	7,564	7,554	0.2	7,375
bswift, LLC+	One stop	SF +	4.75%	(j)	8.40%				11/1/2028	9,900	9,863	0.3	9,653
bswift, LLC+	One stop	SF +	4.75%	(j)	8.42%				11/1/2028	498	495	—	485
Denali Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				8/1/2032	—	(2)	—	(2)
Denali Intermediate Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.18%				8/1/2032	1,814	1,797	—	1,797
DISA Holdings Corp.*+	Senior secured	SF +	5.00%	(j)	8.66%				9/1/2028	5,162	5,141	0.1	5,143
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	8.66%				9/1/2028	796	789	—	793
DISA Holdings Corp.+	One stop	SF +	5.00%	(j)	8.66%				9/1/2028	681	675	—	678
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	8.66%				9/1/2028	602	597	—	599
DISA Holdings Corp.+(25)	Subordinated debt	SF +	8.50%	(j)	10.17%	cash/	2.00%	PIK	3/1/2029	106	105	—	106
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	8.66%				9/1/2028	585	579	—	582
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	8.66%				9/1/2028	79	79	—	79
Eclipse Buyer, Inc.+	One stop	SF +	4.50%	(i)	8.18%				9/1/2031	14,283	14,172	0.4	13,926
Eclipse Buyer, Inc.+(5)	One stop				N/A(6)				9/1/2031	—	(54)	—	(45)
Eclipse Buyer, Inc.+(5)	One stop				N/A(6)				9/1/2031	—	(9)	—	(61)
Eliassen Group, LLC+	One stop	SF +	5.75%	(j)	9.45%				4/1/2028	2,116	2,103	0.1	2,049
Eliassen Group, LLC+	One stop	SF +	5.75%	(j)	9.45%				4/1/2028	142	141	—	138
IG Investments Holdings, LLC*+	One stop	SF +	5.00%	(j)	8.67%				9/1/2028	13,260	13,221	0.4	13,170
IG Investments Holdings, LLC+(5)	One stop				N/A(6)				9/1/2028	—	(1)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.*+(25)	One stop	SF +	6.00%	(j)	6.17%	cash/	3.50%	PIK	11/1/2030	34,411	34,022	0.8	29,938
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(25)	One stop	SF +	6.00%	(j)	6.20%	cash/	3.50%	PIK	11/1/2030	800	797	—	696
NBG Acquisition Corp. and NBG-P Acquisition Corp.+(25)	One stop	SF +	6.00%	(j)	6.20%	cash/	3.50%	PIK	11/1/2030	346	338	—	284
PlanSource Holdings, Inc.*+	One stop	SF +	5.50%	(j)	9.17%				12/1/2026	14,234	14,219	0.4	13,879
PlanSource Holdings, Inc.*+	One stop	SF +	5.50%	(j)	9.17%				12/1/2026	2,416	2,412	0.1	2,355
PlanSource Holdings, Inc.+	One stop	SF +	5.50%	(j)	9.17%				12/1/2026	695	695	—	677
PlanSource Holdings, Inc.+(5)	One stop				N/A(6)				12/1/2026	—	—	—	(6)
Procure Acquireco, Inc.*+	One stop	SF +	4.75%	(j)	8.45%				12/1/2028	24,539	24,573	0.7	24,453
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(j)	8.45%				12/1/2028	1,128	1,128	—	1,125
Procure Acquireco, Inc.+	One stop				N/A(6)				12/1/2028	—	—	—	—
Procure Acquireco, Inc.+(5)	One stop				N/A(6)				12/1/2028	—	(55)	—	(58)
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(j)	8.45%				12/1/2028	3,444	3,433	0.1	3,432
Teaching Company, The+	Senior secured	SF +	5.50%	(j)	9.14%				2/1/2031	438	432	—	432
Teaching Company, The+(5)	Senior secured				N/A(6)				2/1/2031	—	(1)	—	(1)
Varicent Intermediate Holdings Corporation+(8)(12)(25)	One stop	SF +	6.00%	(j)	6.45%	cash/	3.25%	PIK	8/1/2031	52,954	52,395	1.3	50,306
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop				N/A(6)				8/1/2031	—	(72)	—	(318)
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop				N/A(6)				8/1/2031	—	(35)	—	(307)
Varicent Intermediate Holdings Corporation+(8)(12)(25)	One stop	SF +	6.00%	(j)	6.45%	cash/	3.25%	PIK	8/1/2031	3,776	3,756	0.1	3,587
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop				N/A(6)				8/1/2031	—	(2)	—	(18)
										204,203	202,727	5.2	194,236
Real Estate Management & Development
Inhabit IQ Inc.+(5)	One stop				N/A(6)				01/2032	—	(2)	—	(30)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Inhabit IQ Inc.*	One stop	SF +	4.50%	(i)	8.17%	01/2032	$6,838	$6,824	0.2%	$6,667
Inhabit IQ Inc.+(5)	One stop				N/A(6)	01/2032	—	(4)	—	(48)
MRI Software, LLC*+	One stop	SF +	4.75%	(j)	8.45%	02/2028	32,560	32,612	0.8	32,072
MRI Software, LLC*+	One stop	SF +	4.75%	(j)	8.45%	02/2028	12,950	12,981	0.3	12,755
MRI Software, LLC+	One stop	SF +	4.75%	(j)	8.45%	02/2028	788	786	—	741
MRI Software, LLC*+	One stop	SF +	4.75%	(j)	8.45%	02/2028	9,781	9,730	0.3	9,635
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%	08/2028	5,984	5,826	0.2	5,894
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%	08/2028	27,619	28,275	0.7	27,205
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.00%	(e)	9.04%	08/2028	12,150	11,779	0.3	11,907
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.00%	(e)	9.04%	08/2028	2,950	3,044	0.1	2,891
RPL Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)	02/2028	—	—	—	(2)
							111,620	111,851	2.9	109,687
Road & Rail
Internet Truckstop Group, LLC*	One stop	SF +	5.25%	(j)	9.10%	04/2027	28,632	28,616	0.8	28,131
Internet Truckstop Group, LLC*+	One stop	SF +	5.25%	(j)	9.10%	04/2027	12,553	12,514	0.3	12,333
Internet Truckstop Group, LLC+(5)	One stop				N/A(6)	04/2027	—	—	—	(6)
							41,185	41,130	1.1	40,458

Software
Anaplan, Inc.+	One stop	SF +	4.50%	(j)	8.17%				06/2029	58,030	58,171	1.5	56,288
Anaplan, Inc.+(5)	One stop				N/A(6)				06/2028	—	—	—	(10)
Appfire Technologies, LLC*+	One stop	SF +	4.75%	(j)	8.45%				03/2028	57,144	57,091	1.5	55,431
Appfire Technologies, LLC+(5)	One stop				N/A(6)				03/2028	—	(1)	—	(14)
Appfire Technologies, LLC+(5)	One stop	SF +	4.75%	(j)	8.45%				03/2028	266	196	—	(533)
Aras Corporation+	One stop	SF +	5.00%	(j)	8.70%				04/2029	28,308	28,340	0.7	27,600
Aras Corporation+	One stop	SF +	5.00%	(j)	8.70%				04/2029	1,565	1,556	—	1,435
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				06/2029	5,750	5,367	0.2	5,635
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				06/2029	2,999	2,738	0.1	2,940
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.70%				07/2030	24,725	24,600	0.7	24,106
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.70%				07/2030	1,620	1,616	0.1	1,580
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.70%				07/2030	1,569	1,565	0.1	1,529
Artifact Bidco, Inc.+	One stop	SF +	4.15%	(j)	7.85%				07/2031	1,489	1,478	—	1,481
Artifact Bidco, Inc.+(5)	One stop				N/A(6)				05/2031	—	(1)	—	(2)
Artifact Bidco, Inc.+	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.+(5)	One stop				N/A(6)				05/2030	—	(1)	—	(1)
Auvik Networks Inc.+(8)(12)(25)	One stop	SF +	6.25%	(j)	6.67%	cash/	3.25%	PIK	07/2027	11,202	11,216	0.3	11,033
Auvik Networks Inc.+(8)(12)(25)	One stop	SF +	6.25%	(j)	6.67%	cash/	3.25%	PIK	07/2027	2,014	2,011	0.1	1,984
Auvik Networks Inc.+(8)(12)(25)	One stop	SF +	6.25%	(j)	6.67%	cash/	3.25%	PIK	07/2027	1,026	1,024	—	1,010
Auvik Networks Inc.+(5)(8)(12)	One stop				N/A(6)				07/2027	—	—	—	(2)
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.00%	(i)	9.67%				03/2031	973	964	—	953
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.00%	(i)	9.67%				03/2031	428	423	—	419
Azurite Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				03/2031	—	(2)	—	(2)
Baxter Planning Systems, LLC+(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	05/2031	4,272	4,273	0.1	4,165
Baxter Planning Systems, LLC+(5)	One stop				N/A(6)				05/2031	—	(4)	—	(18)
Baxter Planning Systems, LLC+(5)	One stop				N/A(6)				05/2031	—	(3)	—	(15)
Bayshore Intermediate #2, L.P.+	One stop	SF +	5.00%	(j)	8.69%				10/2027	95	95	—	89
Bayshore Intermediate #2, L.P.+(25)	One stop	SF +	5.50%	(j)	6.18%	cash/	3.00%	PIK	10/2028	126,070	126,021	3.3	122,918
BestPass, Inc.*+	One stop	SF +	5.00%	(i)	8.67%				08/2031	52,073	51,874	1.4	51,032
BestPass, Inc.+(5)	One stop				N/A(6)				08/2031	—	(20)	—	(104)
BestPass, Inc.+	One stop	SF +	5.00%	(i)	8.67%				08/2031	6,916	6,890	0.2	6,778
Bloomerang, LLC+(25)	One stop	SF +	5.50%	(j)	6.20%	cash/	3.00%	PIK	12/2029	4,630	4,655	0.1	4,560

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Bloomerang, LLC+(25)	One stop	SF +	5.50%	(j)	6.20%	cash/	3.00%	PIK	12/2029	$504	$501	—%	$496
Bloomerang, LLC+(5)	One stop				N/A(6)				12/2029	—	—	—	(2)
Bloomerang, LLC+(5)(25)	One stop				N/A(6)				12/2029	—	(5)	—	(12)
Blue Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	9,116	9,207	0.2	8,979
Blue Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	320	330	—	294
Blue Bidco Limited+(8)(10)	One stop	SF +	5.00%	(k)	8.68%				06/2032	1,338	1,332	—	1,312
Blue Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(d)	7.17%				06/2032	5,258	5,132	0.1	5,126
Blue Bidco Limited+(8)(10)	One stop	SF +	5.00%	(k)	8.68%				06/2032	2,749	2,749	0.1	2,694
Bottomline Technologies, Inc.+	One stop	SF +	4.50%	(j)	8.20%				05/2029	45,466	45,275	1.2	44,785
Bottomline Technologies, Inc.+(5)	One stop				N/A(6)				05/2028	—	(3)	—	(6)
Bullhorn, Inc.*+	One stop	SF +	5.00%	(i)	8.67%				10/2029	77,997	77,970	2.0	76,047
Bullhorn, Inc.*+	One stop	SF +	5.00%	(i)	8.67%				10/2029	3,190	3,217	0.1	3,110
Bullhorn, Inc.+	One stop	SF +	5.00%	(i)	8.67%				10/2029	1,643	1,659	0.1	1,602
Bullhorn, Inc.+	One stop	SF +	5.00%	(i)	8.67%				10/2029	736	734	—	718
Bullhorn, Inc.+	One stop	SF +	5.00%	(i)	8.67%				10/2029	587	585	—	572
Bullhorn, Inc.+	One stop	SF +	5.00%	(i)	8.67%				10/2029	68	67	—	55
Burning Glass Intermediate Holdings Company, Inc.*+	One stop	SF +	4.50%	(j)	8.35%				06/2028	11,670	11,640	0.3	11,670
Burning Glass Intermediate Holdings Company, Inc.+	One stop				N/A(6)				06/2028	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%	(j)	9.67%				01/2029	8,332	8,288	0.2	8,124
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop	SF +	6.00%	(j)	9.67%				01/2029	2,204	2,182	0.1	2,148
Bynder BidCo, Inc.& Bynder BidCo B.V.+(8)(14)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.+(5)(8)(14)	One stop				N/A(6)				01/2029	—	(1)	—	(2)
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	5,350	5,142	0.1	5,190
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	1,048	1,007	—	980
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(f)	10.28%				08/2030	346	325	—	335
Camelia Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(22)	—	(121)
Coupa Holdings, LLC*+	One stop	SF +	5.25%	(j)	8.92%				02/2030	32,372	32,147	0.9	32,048
Coupa Holdings, LLC+(5)	One stop				N/A(6)				02/2029	—	(1)	—	(2)
Coupa Holdings, LLC+(5)	One stop				N/A(6)				02/2030	—	(14)	—	(29)
Crewline Buyer, Inc.+	One stop	SF +	6.75%	(j)	10.42%				11/2030	10,857	10,830	0.3	10,585
Crewline Buyer, Inc.+(5)	One stop				N/A(6)				11/2030	—	—	—	(2)
Daxko Acquisition Corporation*+	One stop	SF +	4.75%	(i)	8.42%				10/2028	38,849	38,834	1.0	38,460
Daxko Acquisition Corporation*+	One stop	SF +	4.75%	(i)	8.42%				10/2028	3,277	3,258	0.1	3,244
Daxko Acquisition Corporation+	One stop	SF +	4.75%	(i)	8.42%				10/2028	196	195	—	193
Daxko Acquisition Corporation+(5)	One stop				N/A(6)				10/2028	—	(7)	—	(11)
Daxko Acquisition Corporation+	One stop	SF +	4.75%	(i)	8.42%				10/2028	1,530	1,517	—	1,496
Denali Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(c)	7.13%				09/2031	6,676	6,316	0.2	6,576
Denali Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				09/2031	8,393	8,140	0.2	8,267
Denali Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(3)	—	(12)
Denali Bidco Limited+(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	105	106	—	102
Denali Bidco Limited+(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	158	159	—	153
Diligent Corporation*+	One stop	SF +	5.00%	(j)	8.67%				08/2030	8,985	8,972	0.2	8,671
Diligent Corporation+	One stop	SF +	5.00%	(j)	8.67%				08/2030	1,541	1,533	—	1,486
Diligent Corporation+(5)	One stop				N/A(6)				08/2030	—	(8)	—	(54)
Diligent Corporation+	One stop	SF +	5.00%	(j)	8.67%				08/2030	206	201	—	173
Einstein Parent, Inc.+	One stop	SF +	5.25%	(j)	8.92%				01/2031	9,063	8,917	0.2	8,881
Einstein Parent, Inc.+(5)	One stop				N/A(6)				01/2031	—	(15)	—	(19)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Espresso Bidco, Inc.+(25)	One stop	SF +	5.76%	(j)	6.33%	cash/	3.13%	PIK	03/2032	$4,621	$4,563	0.1%	$4,496
Espresso Bidco, Inc.+(5)	One stop				N/A(6)				03/2032	—	(29)	—	(56)
Espresso Bidco, Inc.+(25)	One stop	SF +	5.76%	(j)	6.33%	cash/	3.13%	PIK	03/2032	18,688	18,456	0.5	18,221
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(j)	8.45%				09/2030	4,844	4,755	0.1	4,771
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(j)	8.45%				09/2030	4,416	4,383	0.1	4,350
Evergreen IX Borrower 2023, LLC+(5)	One stop				N/A(6)				10/2029	—	(9)	—	(8)
FirstUp, Inc.+	One stop	SF +	6.75%	(j)	10.45%				07/2027	13,067	13,056	0.4	12,806
FirstUp, Inc.+	One stop	SF +	6.75%	(j)	10.45%				07/2027	1,246	1,240	—	1,221
FirstUp, Inc.+(5)	One stop				N/A(6)				07/2027	—	—	—	(4)
Flexera Software, LLC+(5)	One stop				N/A(6)				08/2032	—	—	—	(2)
Flexera Software, LLC+	One stop	SF +	4.50%	(j)	8.15%				08/2032	1,401	1,399	—	1,373
Flexera Software, LLC+(9)	One stop	E +	4.50%	(b)	6.45%				08/2032	489	494	—	479
Flexera Software, LLC+	One stop	SF +	4.50%	(j)	8.15%				08/2032	500	498	—	490
Gainsight, Inc.+	One stop	SF +	5.50%	(j)	9.32%				07/2027	14,171	14,191	0.4	13,958
Gainsight, Inc.+(5)	One stop				N/A(6)				07/2027	—	—	—	(4)
GS Acquisitionco, Inc.*+	One stop	SF +	5.25%	(j)	8.95%				05/2028	120,815	121,028	3.2	117,794
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(j)	8.95%				05/2028	283	282	—	269
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(j)	8.95%				05/2028	122	121	—	119
GTIV, LLC*+	One stop	SF +	4.75%	(j)	8.42%				02/2031	72,302	71,837	1.9	70,856
GTIV, LLC+(5)	One stop				N/A(6)				02/2031	—	(2)	—	(5)
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.20%	cash/	4.13%	PIK	07/2029	5,432	5,426	0.2	5,296
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.20%	cash/	4.13%	PIK	07/2029	3,551	3,529	0.1	3,462
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.20%	cash/	4.13%	PIK	07/2029	650	648	—	634
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.16%	cash/	4.13%	PIK	07/2029	452	452	—	441
GTY Technology Holdings, Inc.+	One stop	P +	5.00%	(a)	11.75%				07/2029	539	526	—	506
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	1,059	1,049	—	1,032
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	9,253	9,153	0.3	9,022
Gurobi Optimization, LLC+	One stop	SF +	4.50%	(j)	8.20%				09/2031	46,168	45,809	1.2	45,937
Gurobi Optimization, LLC+(5)	One stop				N/A(6)				09/2031	—	(34)	—	(22)
Hyland Software, Inc.*+	One stop	SF +	5.00%	(j)	8.70%				09/2030	46,529	47,141	1.2	45,134
Hyland Software, Inc.+(5)	One stop				N/A(6)				09/2029	—	—	—	(4)
Icefall Parent, Inc.*+	One stop	SF +	4.50%	(j)	8.20%				01/2030	3,639	3,630	0.1	3,512
Icefall Parent, Inc.+(5)	One stop				N/A(6)				01/2030	—	(1)	—	(12)
ICIMS, Inc.*+	One stop	SF +	5.75%	(j)	9.42%				08/2028	12,478	12,432	0.3	11,606
ICIMS, Inc.+	One stop	SF +	5.75%	(j)	9.42%				08/2028	44	43	—	22
Insight Borrower, LLC+(7)(25)	Senior secured	SF +	7.00%	(j)	9.70%	cash/	1.00%	PIK	01/2029	2,506	2,423	0.1	2,455
Insight Borrower, LLC+	Senior secured	SF +	5.50%	(j)	9.20%				01/2029	185	177	—	185
Insight Borrower, LLC+(25)	Senior secured	SF +	7.00%	(j)	9.70%	cash/	1.00%	PIK	01/2029	6	6	—	6
IQN Holding Corp. +	One stop	SF +	5.25%	(j)	8.95%				05/2028	132	131	—	128
IQN Holding Corp. *+(25)	One stop	SF +	5.76%	(j)	6.33%	cash/	3.13%	PIK	05/2029	23,143	23,182	0.6	22,564
IQN Holding Corp. +(25)	One stop	SF +	5.76%	(j)	6.33%	cash/	3.13%	PIK	05/2029	4,110	4,078	0.1	4,007
Island Bidco AB+(8)(9)(17)(25)	One stop	E +	7.25%	(d)	2.12%	cash/	7.25%	PIK	07/2028	12,373	11,440	0.3	12,064
Island Bidco AB+(8)(17)(25)	One stop	SF +	7.00%	(k)	7.10%	cash/	3.50%	PIK	07/2028	5,047	5,045	0.1	4,896
Island Bidco AB+(8)(17)(25)	One stop	SF +	7.00%	(k)	7.10%	cash/	3.50%	PIK	07/2028	3,724	3,707	0.1	3,613
Island Bidco AB+(8)(9)(17)	One stop	E +	6.50%	(d)	8.83%				07/2028	46	46	—	42
Island Bidco AB+(8)(17)	One stop	SF +	6.50%	(k)	10.18%				07/2028	88	88	—	84
Jawbreaker Parent, Inc.+	One stop	SF +	4.75%	(j)	8.45%				01/2033	268	267	—	264
Jawbreaker Parent, Inc.+(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Jawbreaker Parent, Inc.+(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Jawbreaker Parent, Inc.+(5)	One stop				N/A(6)				01/2033	—	(1)	—	(2)
Kairos Bidco Limited+(8)(10)	One stop	SF +	4.75%	(j)	8.45%				07/2032	10	10	—	7
Kairos Bidco Limited+(8)(10)	One stop	SF +	4.75%	(j)	8.45%				07/2032	604	601	—	583
Kairos Bidco Limited+(5)(8)(10)	One stop				N/A(6)				07/2032	—	(1)	—	(7)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Kairos Bidco Limited+(8)(10)	One stop	SF +	4.75%	(j)	8.45%				07/2032	$91	$90	—%	$88
LeadsOnline, LLC+	One stop	SF +	4.50%	(j)	8.16%				02/2028	12,851	12,947	0.3	12,723
LeadsOnline, LLC+	One stop	SF +	4.50%	(j)	8.16%				02/2028	2,268	2,284	0.1	2,245
LeadsOnline, LLC+	One stop	SF +	4.50%	(j)	8.20%				02/2028	658	657	—	651
LeadsOnline, LLC+(5)	One stop				N/A(6)				02/2028	—	(1)	—	(2)
LogicMonitor, Inc.+(5)	One stop				N/A(6)				11/2031	—	(34)	—	(101)
LogicMonitor, Inc.+	One stop	SF +	5.50%	(j)	9.17%				11/2031	54,082	53,810	1.4	53,271
LogicMonitor, Inc.+(5)	One stop				N/A(6)				11/2031	—	(1)	—	(2)
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(c)	8.27%				12/2029	10,504	10,421	0.3	10,136
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(c)	8.27%				12/2029	1,591	1,483	0.1	1,536
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(c)	8.27%				12/2029	819	767	—	790
Matrix42 Holding GMBH+(5)(8)(9)(19)	One stop				N/A(6)				06/2029	—	(1)	—	(4)
Matrix42 Holding GMBH+(5)(8)(19)	One stop				N/A(6)				06/2029	—	—	—	(2)
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(c)	8.27%				12/2029	2,009	2,007	0.1	1,939
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(16)	One stop	SF +	5.00%	(j)	8.67%				11/2031	11,017	10,883	0.3	10,521
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.00%	(c)	7.16%				11/2030	826	796	—	671
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.00%	(c)	7.01%				11/2031	17,001	15,356	0.4	16,236
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.00%	(c)	7.14%				11/2031	1,518	1,514	—	1,450
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(i)	9.27%				12/2028	30,592	30,520	0.8	30,134
Ministry Brands Holdings LLC+	One stop	SF +	5.50%	(i)	9.27%				12/2028	2,879	2,881	0.1	2,835
Ministry Brands Holdings LLC+	One stop	P +	4.50%	(a)	11.25%				12/2027	30	27	—	24
MS Buyer, Inc.+	One stop	SF +	5.25%	(j)	8.95%				07/2031	51,705	51,335	1.4	50,670
MS Buyer, Inc.+	One stop	SF +	5.25%	(j)	8.95%				07/2031	8,954	8,859	0.2	8,775
MS Buyer, Inc.+	One stop	SF +	5.25%	(j)	8.95%				07/2031	771	732	—	666
MYOB Invest Co Pty Ltd+(8)(9)(11)(25)	One stop	A +	5.25%	(e)	6.58%	cash/	2.75%	PIK	06/2030	38,514	35,970	1.0	37,358
Navex Global Holdings Corporation+	One stop	SF +	5.00%	(i)	8.68%				10/2032	5,959	6,011	0.2	5,809
Navex Global Holdings Corporation+(5)	One stop				N/A(6)				10/2031	—	—	—	(3)
Navex Global Holdings Corporation+(5)	One stop				N/A(6)				10/2032	—	(1)	—	(8)
Naviga Inc.+(7)	Senior secured	SF +	1.00%	(j)	4.80%				09/2026	183	120	—	65
Obelix Parent, Inc.+	One stop	SF +	5.00%	(j)	8.70%				02/2033	431	429	—	429
Obelix Parent, Inc.+	One stop				N/A(6)				02/2033	—	—	—	—
Onit, Inc.+	One stop	SF +	4.75%	(j)	8.42%				01/2032	5,415	5,371	0.1	5,252
Onit, Inc.+(5)	One stop				N/A(6)				01/2032	—	(6)	—	(24)
Onit, Inc.+(5)	One stop				N/A(6)				01/2032	—	(10)	—	(72)
Onit, Inc.+	One stop	SF +	4.50%	(j)	8.17%				01/2032	1,448	1,444	—	1,390
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(8)(9)(14)	One stop	E +	5.25%	(b)(c)	7.38%				11/2029	5,142	5,197	0.1	4,988
Orsay Bidco 1 B.V. and Sky Group Holding B.V.+(8)(9)(14)	One stop	E +	5.25%	(c)	7.38%				11/2029	2,280	2,091	0.1	2,223
Panzura, LLC+(7)(25)	One stop	N/A			9.00%	cash/	8.00%	PIK	08/2027	138	123	—	114
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.27%				01/2031	5,261	4,617	0.1	4,531
Pineapple German Bidco GMBH+(8)(19)(25)	One stop	SF +	5.25%	(j)	8.94%				01/2031	78	76	—	75
Pineapple German Bidco GMBH+(8)(19)(25)	One stop	SF +	5.25%	(j)	8.94%				01/2031	15,166	15,048	0.4	14,635
Pineapple German Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)				01/2031	—	(50)	—	(391)
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	1,130	1,050	—	1,085
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	350	322	—	336
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	78	72	—	75
Pluralsight, LLC+(7)(25)	One stop	SF +	7.50%	(i)	11.17%	PIK			08/2029	7,212	6,764	0.1	1,875
Pluralsight, LLC+(25)	One stop	SF +	4.50%	(i)	6.67%	cash/	1.50%	PIK	08/2029	4,043	3,963	0.1	3,841
Pluralsight, LLC+(25)	One stop	SF +	4.50%	(i)	6.67%	cash/	1.50%	PIK	08/2029	2,022	2,022	0.1	1,921
Pluralsight, LLC+(5)	One stop				N/A(6)				08/2029	—	—	—	(50)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Pluralsight, LLC+(5)	One stop				N/A(6)				08/2029	$—	$—	—%	$(124)
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.20%				09/2028	6,014	6,021	0.2	5,773
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.20%				09/2028	2,864	2,850	0.1	2,749
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.20%				09/2028	1,203	1,200	—	1,154
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.20%				09/2028	118	117	—	110
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.20%				09/2028	4,240	4,225	0.1	4,070
QAD, Inc.*+	One stop	SF +	4.75%	(i)	8.42%				11/2027	42,597	42,919	1.1	41,532
QAD, Inc.+(5)	One stop				N/A(6)				11/2027	—	(1)	—	(24)
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(j)	8.92%				06/2029	7,293	7,248	0.2	7,075
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(j)	8.92%				06/2029	4,294	4,283	0.1	4,165
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(j)	8.92%				06/2029	7,508	7,429	0.2	7,283
Quant Buyer, Inc.+	One stop	SF +	5.25%	(j)	8.92%				06/2029	230	227	—	222
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	21,240	19,802	0.6	20,709
Rainforest Bidco Limited+(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	3,797	3,779	0.1	3,702
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	3,994	3,874	0.1	3,894
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	1,561	1,448	—	1,522
Rainforest Bidco Limited+(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	1,011	1,011	—	986
Rainforest Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(6)	—	(25)
Rainforest Bidco Limited+(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	704	704	—	686
Riskonnect Parent, LLC*+	One stop	SF +	4.75%	(k)	8.49%				12/2028	44,934	45,257	1.2	44,036
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(k)	8.49%				12/2028	2,109	2,121	0.1	2,067
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(k)	8.49%				12/2028	810	806	—	794
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(k)	8.49%				12/2028	570	564	—	560
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(j)	8.45%				12/2028	28	25	—	12
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%	(j)	10.07%				05/2027	7,616	7,610	0.2	7,540
Rodeo Buyer Company & Absorb Software Inc.+(5)(8)(12)	One stop				N/A(6)				05/2027	—	—	—	(2)
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%	(j)	9.92%				05/2027	13,056	13,010	0.4	12,926
Rodeo Buyer Company & Absorb Software Inc.+(8)(12)	One stop	SF +	6.25%	(j)	9.92%				05/2027	2,000	1,994	0.1	1,980
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	4.75%	(c)	6.77%				07/2029	52,824	47,197	1.4	51,504
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.00%	(c)	7.03%				07/2029	4,316	3,981	0.1	4,230
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.00%	(c)	7.03%				07/2029	1,591	1,491	0.1	1,560
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	4.75%	(c)	6.80%				07/2029	497	500	—	484
Sonatype, Inc.+	One stop	SF +	4.75%	(i)	8.42%				01/2028	69,460	69,526	1.8	68,069
Sonatype, Inc.+(5)	One stop				N/A(6)				01/2028	—	—	—	(6)
Spark Bidco Limited+(5)(8)(10)	One stop				N/A(6)				10/2032	—	—	—	(8)
Spark Bidco Limited+(8)(10)	One stop	SF +	4.75%	(j)	8.40%				10/2032	1,132	1,124	—	1,086
Spark Bidco Limited+(8)(10)	One stop	SF +	4.75%	(j)	8.40%				10/2032	410	410	—	393
Spark Bidco Limited+(8)(9)(10)	One stop	A +	4.75%	(e)	8.50%				10/2032	242	230	—	234
Spark Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				10/2032	—	—	—	(1)
Spartan Buyer Acquisition Co.*+(25)	One stop	SF +	6.50%	(j)	9.67%	cash/	0.50%	PIK	06/2027	44,673	44,546	1.2	44,004
Spartan Buyer Acquisition Co.+(25)	One stop	SF +	6.50%	(j)	9.17%	cash/	1.00%	PIK	06/2027	2,849	2,833	0.1	2,806
Spartan Buyer Acquisition Co.+(5)(25)	One stop	P +	5.50%	(a)	11.75%	cash/	0.50%	PIK	06/2027	2	(1)	—	(6)
Striim, Inc.+(25)	One stop	N/A			14.00%	PIK			03/2031	500	483	—	483
Telesoft Holdings LLC*+	One stop	SF +	5.75%	(i)	9.52%				12/2026	20,853	20,923	0.6	20,748
Telesoft Holdings LLC+	One stop	SF +	6.25%	(i)	10.02%				12/2026	1,410	1,408	—	1,410
Telesoft Holdings LLC+	One stop	SF +	5.75%	(i)	9.42%				12/2026	37	37	—	35
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%	(j)	9.82%				07/2028	4,800	4,787	0.1	4,728
Templafy APS and Templafy, LLC+(5)(8)(18)	One stop				N/A(6)				07/2028	—	—	—	(2)
Togetherwork Holdings, LLC*+	One stop	SF +	5.00%	(i)	8.67%				05/2031	27,553	27,517	0.7	26,865
Togetherwork Holdings, LLC+	One stop	SF +	5.00%	(i)	8.67%				05/2031	691	665	—	574
Togetherwork Holdings, LLC+	One stop	SF +	5.00%	(i)	8.67%				05/2031	254	242	—	195

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Transform Bidco Limited+(8)(10)(25)	One stop	SF +	6.50%	(j)	10.15%	PIK			01/2031	$5,523	$5,586	0.2%	$5,302
Transform Bidco Limited+(8)(10)	One stop	SF +	6.50%	(i)	10.18%				06/2030	61	59	—	57
Transform Bidco Limited+(5)(8)(10)	One stop				N/A(6)				01/2031	—	(66)	—	(283)
Transform Bidco Limited+(8)(9)(10)(25)	One stop	A +	6.50%	(e)	8.04%	cash/	2.50%	PIK	01/2031	4,291	4,022	0.1	4,140
Transform Bidco Limited+(8)(9)(10)(25)	One stop	SN +	6.50%	(g)	7.73%	cash/	2.50%	PIK	01/2031	642	615	—	619
Transform Bidco Limited+(8)(10)(25)	One stop	SF +	7.00%	(j)	7.65%	cash/	3.00%	PIK	01/2031	4,403	4,333	0.1	4,227
Transform Bidco Limited+(5)(8)(10)	One stop				N/A(6)				01/2031	—	(30)	—	(172)
Tricentis Operations Holdings, Inc.+(5)	One stop				N/A(6)				02/2032	—	(4)	—	(28)
Tricentis Operations Holdings, Inc.+(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	02/2032	7,935	7,903	0.2	7,697
Tricentis Operations Holdings, Inc.+(5)	One stop				N/A(6)				02/2032	—	(6)	—	(45)
Trintech, Inc.+	One stop	SF +	4.75%	(i)	8.42%				01/2033	387	383	—	370
Trintech, Inc.+(5)	One stop				N/A(6)				01/2033	—	—	—	(2)
Trintech, Inc.+(5)	One stop				N/A(6)				01/2033	—	—	—	(3)
Vanco Payment Solutions, LLC+(5)	One stop				N/A(6)				12/2031	—	—	—	(1)
Vanco Payment Solutions, LLC+	One stop	SF +	4.75%	(j)	8.45%				12/2031	476	472	—	460
Vantage Bidco GMBH+(8)(9)(19)	One stop	E +	6.25%	(c)	8.39%				04/2031	9,083	8,397	0.2	8,720
Vantage Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)				10/2030	—	(10)	—	(42)
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	5.50%	(d)	7.63%				07/2031	7,651	7,167	0.2	7,613
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	4.75%	(d)	6.88%				07/2031	4,844	4,604	0.1	4,566
Vendavo, Inc.+	One stop	SF +	5.75%	(j)	9.52%				09/2027	26,953	26,513	0.6	23,988
Vendavo, Inc.+	One stop	SF +	5.75%	(j)	9.53%				09/2027	2,506	2,491	0.1	2,161
Vendavo, Inc.+	One stop	SF +	5.75%	(j)	9.52%				09/2027	983	981	—	875
Viper Bidco, Inc.+	One stop	SF +	4.75%	(j)	8.45%				11/2031	40,371	40,208	1.1	39,564
Viper Bidco, Inc.+(5)	One stop				N/A(6)				11/2031	—	(16)	—	(77)
Viper Bidco, Inc.+(5)	One stop				N/A(6)				11/2031	—	(9)	—	(43)
Viper Bidco, Inc.+(9)	One stop	SN +	4.75%	(g)	8.48%				11/2031	18,256	17,308	0.5	17,891
Viper Bidco, Inc.+(5)	One stop				N/A(6)				11/2031	—	(2)	—	(30)
WebPT, Inc.+(25)	One stop	SF +	6.26%	(j)	6.93%	cash/	3.13%	PIK	01/2030	942	937	—	744
Zendesk, Inc.+	One stop	SF +	5.00%	(j)	8.69%				11/2028	2,389	2,368	0.1	2,318
Zendesk, Inc.+	One stop	SF +	5.00%	(j)	8.71%				11/2028	28,229	28,160	0.7	27,382
Zendesk, Inc.+	One stop	SF +	5.00%	(j)	8.71%				11/2028	4,552	4,517	0.1	4,415
Zendesk, Inc.+(5)	One stop				N/A(6)				11/2028	—	—	—	(4)
										2,021,673	1,999,037	52.4	1,962,982

Specialty Retail
Ave Holdings III, Corp*+	One stop	SF +	5.50%	(j)	9.35%	02/2028	23,061	22,923	0.6	22,369
Ave Holdings III, Corp+	One stop	SF +	5.50%	(j)	9.35%	02/2028	6,015	6,076	0.2	5,833
Ave Holdings III, Corp+	One stop	SF +	5.50%	(j)	9.35%	02/2028	790	790	—	767
Ave Holdings III, Corp+(5)	One stop				N/A(6)	02/2028	—	(1)	—	(8)
Biscuit Parent, LLC*+	One stop	SF +	4.75%	(j)	8.45%	02/2031	26,412	26,242	0.7	26,412
Biscuit Parent, LLC+(5)	One stop				N/A(6)	02/2031	—	(1)	—	—
Biscuit Parent, LLC+(5)	One stop				N/A(6)	02/2031	—	(11)	—	—
Cavender Stores L.P.*	Senior secured	SF +	4.50%	(i)	8.17%	10/2029	5,390	5,361	0.2	5,390
Consilio Midco Limited+(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.88%	04/2032	12,928	12,664	0.3	12,476
Consilio Midco Limited+(8)(10)	Senior secured	SF +	4.75%	(j)	8.45%	04/2032	10,689	10,643	0.3	10,315
Consilio Midco Limited+(8)(10)	Senior secured	SF +	4.75%	(j)	8.45%	04/2032	6,588	6,560	0.2	6,358
Consilio Midco Limited+(8)(10)	Senior secured	SF +	4.75%	(i)	8.45%	04/2032	621	604	—	491
Consilio Midco Limited+(5)(8)(10)	Senior secured				N/A(6)	04/2032	—	—	—	(87)
Consilio Midco Limited+(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.23%	04/2033	1,781	1,770	0.1	1,718

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Consilio Midco Limited+(8)(9)(10)(25)	Subordinated debt	E +	7.50%	(c)(d)	9.60%				04/2033	$1,390	$1,361	—%	$1,335
Consilio Midco Limited+(5)(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.38%	PIK			04/2033	3	3	—	(24)
CVP Holdco, Inc.+	One stop	SF +	4.75%	(i)	8.42%				06/2031	13,529	13,428	0.4	13,401
CVP Holdco, Inc.+(5)	One stop				N/A(6)				06/2030	—	(10)	—	(11)
CVP Holdco, Inc.+	One stop	SF +	4.75%	(i)	8.42%				06/2031	1,193	1,179	—	1,158
Cycle Gear, Inc.+	One stop	SF +	6.75%	(j)	10.57%				06/2026	46,304	45,472	1.2	46,304
Metal Supermarkets US Buyer, LLC+(8)(12)	One stop	SF +	4.75%	(j)	8.45%				12/2030	11,489	11,444	0.3	11,431
Metal Supermarkets US Buyer, LLC+(8)(12)	One stop	SF +	4.75%	(j)	8.45%				12/2030	125	120	—	118
PetVet Care Centers LLC*+	One stop	SF +	6.00%	(i)	9.67%				11/2030	4,668	4,700	0.1	4,201
PetVet Care Centers LLC+	One stop	SF +	6.00%	(i)	9.67%				11/2029	20	20	—	12
Radiance Borrower, LLC+(25)	One stop	SF +	5.25%	(i)	8.92%				06/2031	21,895	21,776	0.6	21,895
Radiance Borrower, LLC+	One stop	SF +	5.25%	(i)	8.92%				06/2031	205	192	—	205
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	5,176	5,179	0.1	5,176
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK			09/2029	3,625	3,603	0.1	3,625
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK			09/2029	1,967	1,956	0.1	1,967
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK			09/2029	716	712	—	716
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	532	530	—	532
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK			09/2029	962	945	—	962
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	349	347	—	349
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	339	337	—	339
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	268	267	—	268
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	153	152	—	153
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK			09/2029	182	181	—	182
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	111	111	—	111
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	103	103	—	103
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	84	84	—	84
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	78	78	—	78
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	494	492	—	494
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	767	762	—	767
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	631	628	—	631
Salon Lofts Group, LLC+(5)	Second lien				N/A(6)				09/2029	—	(14)	—	—
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	168	167	—	168
Salon Lofts Group, LLC+(5)	Senior secured				N/A(6)				08/2028	—	(18)	—	—
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK			09/2029	1,645	1,635	0.1	1,645
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.45%				08/2028	246	246	—	246
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK			09/2029	730	727	—	730
Salon Lofts Group, LLC+	Senior secured	SF +	5.25%	(j)	8.95%				08/2028	2,217	2,209	0.1	2,217
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.*+	One stop	SF +	5.25%	(j)	8.95%				12/2029	31,907	31,707	0.9	31,732
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(9)	One stop	CA +	5.25%	(m)	7.56%				12/2029	7,700	7,819	0.2	7,657
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+	One stop	SF +	5.25%	(j)(k)	8.95%				12/2028	225	221	—	221
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.+(5)	One stop				N/A(6)				12/2029	—	(60)	—	(18)
Titan Fitness, LLC+(7)(25)	One stop	SF +	7.25%	(j)	8.56%	cash/	2.50%	PIK	10/2026	42,870	42,277	0.7	27,866
Titan Fitness, LLC+(7)(25)	One stop	SF +	7.25%	(j)	8.56%	cash/	2.50%	PIK	10/2026	3,110	3,043	0.1	2,022
Titan Fitness, LLC+(7)(25)	One stop	SF +	7.25%	(j)	8.57%	cash/	2.50%	PIK	10/2026	612	590	—	309
Titan Fitness, LLC+(25)	One stop	SF +	7.25%	(j)	8.56%	cash/	2.50%	PIK	10/2026	634	630	—	634
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	4.50%	(e)	8.86%				03/2028	18,404	17,575	0.5	18,404
VSG Acquisition Corp. and Sherrill, Inc.+(5)	One stop				N/A(6)				10/2029	—	(1)	—	(1)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
VSG Acquisition Corp. and Sherrill, Inc.+	One stop	SF +	5.00%	(j)	8.67%				10/2029	$83	$76	—%	$80
VSG Acquisition Corp. and Sherrill, Inc.*+	One stop	SF +	5.00%	(j)	8.67%				10/2029	16,183	15,901	0.4	16,112
										338,367	334,502	8.5	318,620
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(7)(8)(10)	One stop	SF +	6.00%	(j)	10.15%				03/2028	2,347	2,329	0.1	1,455
Dollfus Mieg Company, Inc.+(7)(8)(10)	One stop	SF +	6.00%	(j)	9.69%				03/2028	1,170	1,161	—	726
Dollfus Mieg Company, Inc.+(7)(8)(10)	One stop	SF +	6.00%	(j)	10.15%				03/2028	1,027	1,020	—	637
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.46%	cash/	2.00%	PIK	09/2027	10,051	10,051	0.3	9,548
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.46%	cash/	2.00%	PIK	09/2027	4,038	4,038	0.1	3,836
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.46%	cash/	2.00%	PIK	09/2027	2,079	2,079	0.1	1,975
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.46%	cash/	2.00%	PIK	09/2027	690	690	—	656
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.46%	cash/	2.00%	PIK	09/2027	315	315	—	300
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.46%	cash/	2.00%	PIK	09/2027	302	302	—	287
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.31%	cash/	2.00%	PIK	09/2027	509	509	—	454
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.31%	cash/	2.00%	PIK	09/2027	18	18	—	16
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.85%				11/2026	9,051	9,030	0.3	9,073
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.85%				11/2026	6,277	6,263	0.2	6,293
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.85%				11/2026	972	970	—	974
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.85%				11/2026	872	870	—	874
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.85%				11/2026	612	611	—	614
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.85%				11/2026	2	2	—	2
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(j)	10.46%				07/2029	1,283	1,283	—	1,283
Shoes For Crews Global, LLC+(25)	Senior secured	SF +	7.00%	(j)	5.96%	cash/	5.00%	PIK	07/2029	762	744	—	762
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(j)	10.46%				07/2029	415	415	—	415
Shoes For Crews Global, LLC+(5)	Senior secured				N/A(6)				07/2029	—	(23)	—	—
										42,792	42,677	1.1	40,180
Trading Companies & Distributors
Marcone Yellowstone Buyer Inc.+(25)	One stop	SF +	7.00%	(j)	7.56%	cash/	3.25%	PIK	06/2028	20,917	20,735	0.5	18,825
Marcone Yellowstone Buyer Inc.+(25)	One stop	SF +	7.00%	(j)	7.56%	cash/	3.25%	PIK	06/2028	21,696	21,322	0.5	19,527
Marcone Yellowstone Buyer Inc.+(25)	One stop	SF +	7.25%	(j)	7.81%	cash/	3.25%	PIK	06/2028	6,440	6,312	0.1	5,828
Marcone Yellowstone Buyer Inc.+(25)	One stop	SF +	7.00%	(j)	7.56%	cash/	3.25%	PIK	06/2028	2,655	2,555	0.1	2,389
Marcone Yellowstone Buyer Inc.+(25)	One stop	SF +	7.00%	(j)	7.56%	cash/	3.25%	PIK	06/2028	6,951	6,661	0.2	6,255
										58,659	57,585	1.4	52,824
Transportation Infrastructure
LDS Intermediate Holdings, LLC+(5)	One stop				N/A(6)				02/2032	—	(6)	—	(10)
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	8.67%				02/2032	7,371	7,332	0.2	7,303
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	8.67%				02/2032	1,460	1,452	—	1,446
LDS Intermediate Holdings, LLC+(5)	One stop				N/A(6)				02/2032	—	(4)	—	(7)
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	8.67%				02/2032	205	204	—	203
										9,036	8,978	0.2	8,935
Water Utilities
S.J. Electro Systems, LLC*	Senior secured	SF +	4.75%	(j)	8.57%				06/2028	24,104	23,998	0.7	23,995
S.J. Electro Systems, LLC*+	Senior secured	SF +	4.75%	(j)	8.57%				06/2028	18,486	18,443	0.5	18,402
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	8.57%				06/2028	1,166	1,161	—	1,162
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	8.51%				06/2027	1,494	1,457	—	1,455
S.J. Electro Systems, LLC+(5)	Senior secured				N/A(6)				06/2028	—	(2)	—	(3)
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	8.57%				06/2028	179	178	—	178
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	8.57%				06/2028	239	238	—	238
S.J. Electro Systems, LLC+	One stop	SF +	4.75%	(j)	8.57%				06/2028	235	234	—	234
S.J. Electro Systems, LLC+(5)	One stop				N/A(6)				06/2028	—	(1)	—	(1)
Vessco Midco Holdings, LLC+	One stop	SF +	4.50%	(k)	8.23%				07/2031	507	505	—	505
Vessco Midco Holdings, LLC+(5)	One stop				N/A(6)				07/2031	—	(1)	—	(2)
Vessco Midco Holdings, LLC*	One stop	SF +	4.50%	(i)(k)	8.15%				07/2031	22,500	22,329	0.6	22,394
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Vessco Midco Holdings, LLC+	One stop	SF +	4.50%	(i)(k)	8.17%	07/2031	$6,925	$6,897	0.2%	$6,890
Vessco Midco Holdings, LLC+(5)	One stop				N/A(6)	07/2031	—	(19)	—	(12)
							75,835	75,417	2.0	75,435
Total non-controlled/non-affiliate company debt investments							7,752,778	7,670,003	201.4	7,549,325

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.+	LP interest	N/A	N/A		02/2023	N/A	93	$948	—%	$885
Tronair Parent, Inc.+	LLC interest	N/A	N/A		07/2021	N/A	—	40	—	129
								988	—	1,014
Air Freight & Logistics
RJW Group Holdings, Inc.+	LP interest	N/A	N/A		11/2024	N/A	4,370	2,689	0.1	3,692

Auto Components
Arnott, LLC+	LP interest	N/A	N/A		12/2024	N/A	—	350	—	234
North Haven Falcon Buyer, LLC+	LLC interest	N/A	N/A		05/2021	N/A	2,704	693	—	495
North Haven Falcon Buyer, LLC+	LLC interest	N/A	N/A		05/2021	N/A	2,080	18	—	—
Polk Acquisition Corp.+	LP interest	N/A	N/A		06/2016	N/A	5	314	—	18
								1,375	—	747
Automobiles
CAP-KSI Holdings, LLC+	LP interest	N/A	N/A		06/2024	N/A	645	645	—	685
CAP-KSI Holdings, LLC+	LP interest	N/A	N/A		06/2024	N/A	645	—	—	57
CG Group Holdings, LLC+	LP interest	N/A	N/A		07/2021	N/A	1	983	—	719
Go Car Wash Parent, Corp.+(24)	Preferred stock	N/A	15.00%	Non-Cash	04/2022	N/A	—	4,108	0.1	3,974
Go Car Wash Parent, Corp.+	LP interest	N/A	N/A		04/2022	N/A	—	553	—	—
MOP GM Holding, LLC+	LP interest	N/A	N/A		11/2020	N/A	—	499	—	286
MOP GM Holding, LLC+	LP interest	N/A	N/A		06/2024	N/A	—	51	—	65
National Express Wash Parent Holdco, LLC+	LP interest	N/A	N/A		07/2022	N/A	1	103	—	190
POY Holdings, LLC+	LLC interest	N/A	N/A		11/2022	N/A	446	820	—	354
Quick Quack Car Wash Holdings, LLC+	LP interest	N/A	N/A		06/2024	N/A	1,085	1,085	0.1	1,566
Quick Quack Car Wash Holdings, LLC+	LLC interest	N/A	N/A		06/2024	N/A	215	215	—	310
Yorkshire Parent, Inc.+	LP interest	N/A	N/A		12/2023	N/A	—	544	—	662
								9,606	0.2	8,868
Beverages
Spindrift Beverage Co. Inc.+	LP interest	N/A	N/A		02/2025	N/A	2	2,039	0.1	2,416

Biotechnology
Cobepa BlueSky Aggregator, SCSp+(24)	LP interest	N/A	N/A		10/2023	N/A	4	40	—	22
Cobepa BlueSky Aggregator, SCSp+(7)(24)	Preferred stock	N/A	15.00%	Non-Cash	04/2024	N/A	5	61	—	6
Cobepa BlueSky Aggregator, SCSp+	LP interest	N/A	N/A		12/2021	N/A	219	1,899	—	—
								2,000	—	28
Building Products
BECO Holding Company, Inc.+(24)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	132	21,529	0.6	21,926
BECO Holding Company, Inc.+	LP interest	N/A	N/A		11/2021	N/A	10	1,218	—	961
								22,747	0.6	22,887
Chemicals
Inhance Parent, Inc.+	LP interest	N/A	N/A		07/2018	N/A	—	124	—	—
Inhance Parent, Inc.+	LP interest	N/A	N/A		09/2025	N/A	12	—	—	345
Inhance Parent, Inc.+	LP interest	N/A	N/A		12/2021	N/A	12	7,283	—	—
								7,407	—	345

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
CHA Vision Holdings, Inc.+	LP interest	N/A	N/A	01/2024	N/A	—	$461	—%	$528
CI (Quercus) Intermediate Holdings, LLC+	LP interest	N/A	N/A	10/2021	N/A	773	836	—	1,020
PT Intermediate Holdings III, LLC+	LLC interest	N/A	N/A	12/2021	N/A	16	1,787	0.1	2,159
Radwell Parent, LLC+	LP interest	N/A	N/A	03/2022	N/A	4	477	—	493
							3,561	0.1	4,200
Containers & Packaging
Chase Intermediate+	LP interest	N/A	N/A	04/2022	N/A	217	209	—	290
Packaging Coordinators Midco, Inc.+	LP interest	N/A	N/A	09/2025	N/A	45	450	—	424
							659	—	714
Diversified Consumer Services
Action Termite Control, LLC+	Common stock	N/A	N/A	12/2025	N/A	1	5	—	10
Action Termite Control, LLC+	Preferred stock	N/A	N/A	12/2025	N/A	—	95	—	98
CHHJ Midco, LLC+(24)	LLC interest	N/A	N/A	01/2021	N/A	27	311	—	411
CHVAC Services Investment, LLC+	LLC interest	N/A	N/A	05/2024	N/A	105	267	—	329
DP Flores Holdings, LLC+	LLC interest	N/A	N/A	09/2022	N/A	106	98	—	179
EMS LINQ, LLC+	LP interest	N/A	N/A	12/2021	N/A	761	758	—	164
EWC Growth Partners LLC+	LLC interest	N/A	N/A	03/2020	N/A	—	12	—	—
FPG Intermediate Holdco, LLC+	LLC interest	N/A	N/A	07/2025	N/A	18	6,655	0.1	3,316
HS Spa Holdings, Inc.+	LP interest	N/A	N/A	05/2022	N/A	729	732	—	488
Kodiak Buyer, LLC+	Common stock	N/A	N/A	08/2025	N/A	4	373	—	428
Liminex, Inc.+	Common stock	N/A	N/A	11/2020	N/A	17	633	—	294
NSG Buyer, Inc. +	LP interest	N/A	N/A	11/2022	N/A	3	2,992	0.1	4,210
PADI Holdco, Inc.+	LLC interest	N/A	N/A	07/2017	N/A	1	945	0.1	1,364
Project Alpha Intermediate Holdings, Inc.+	LP interest	N/A	N/A	05/2025	N/A	327	1,359	0.1	1,089
SCP CDH Buyer, Inc.+	Common stock	N/A	N/A	12/2025	N/A	1	5	—	10
SCP CDH Buyer, Inc.+	Preferred stock	N/A	N/A	12/2025	N/A	—	95	—	97
Virginia Green Acquisition, LLC+	LP interest	N/A	N/A	12/2023	N/A	397	407	—	546
							15,742	0.4	13,033
Electric Utilities
Smart Energy Systems, Inc.+	Warrant	N/A	N/A	01/2025	N/A	18	96	—	380

Electrical Equipment
Wildcat TopCo, Inc.+(24)	LP interest	N/A	N/A	12/2024	N/A	503	412	—	527

Electronic Equipment, Instruments & Components
Inventus Power, Inc.+	Preferred stock	N/A	N/A	03/2014	N/A	—	372	—	245
Inventus Power, Inc.+	LLC interest	N/A	N/A	04/2018	N/A	—	88	—	279
Inventus Power, Inc.+	LLC interest	N/A	N/A	05/2019	N/A	—	20	—	61
Inventus Power, Inc.+	Common stock	N/A	N/A	03/2014	N/A	—	—	—	—
							480	—	585

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
GMF Parent, Inc.+	LP interest	N/A	N/A	12/2025	N/A	—	$100	—%	$103
Hopdoddy Holdings, LLC+	LLC interest	N/A	N/A	08/2015	N/A	44	217	—	271
Hopdoddy Holdings, LLC+	LLC interest	N/A	N/A	02/2016	N/A	20	61	—	60
Mendocino Farms, LLC+	Common stock	N/A	N/A	06/2018	N/A	227	1,041	—	1,818
PDI TA Holdings, Inc.+	Preferred stock	N/A	N/A	02/2023	N/A	135	4,613	0.2	6,359
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	06/2024	N/A	3	47	—	57
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	01/2018	N/A	38	423	—	72
Ruby Slipper Cafe LLC, The+	LLC interest	N/A	N/A	08/2020	N/A	2	28	—	60
							6,530	0.2	8,800
Food Products
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	06/2021	N/A	107	195	—	185
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	05/2023	N/A	6	14	—	11
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	01/2022	N/A	4	9	—	8
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	06/2022	N/A	1	3	—	2
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	06/2022	N/A	2	4	—	4
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	05/2023	N/A	1	3	—	3
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	05/2023	N/A	—	1	—	—
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	04/2024	N/A	21	73	—	64
Kodiak Cakes, LLC+	LP interest	N/A	N/A	06/2021	N/A	—	557	0.1	2,086
Louisiana Fish Fry Products, Ltd.+	Common stock	N/A	N/A	07/2021	N/A	—	599	—	152
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	09/2022	N/A	—	24	—	36
P&P Food Safety Holdings, Inc.+	Preferred stock	N/A	N/A	03/2024	N/A	—	31	—	47
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	12/2020	N/A	5	434	—	333
Purfoods, LLC+(24)	LLC interest	N/A	N/A	05/2016	N/A	—	945	0.2	5,919
Zullas, L.C.+	Common stock	N/A	N/A	06/2025	N/A	—	250	—	261
							3,142	0.3	9,111
Healthcare Equipment & Supplies
Aspen Medical Products, LLC+	LLC interest	N/A	N/A	06/2019	N/A	—	98	—	90
Blue River Pet Care, LLC+	LLC interest	N/A	N/A	08/2019	N/A	—	734	—	604
CCSL Holdings, LLC+	LP interest	N/A	N/A	12/2020	N/A	—	499	—	659
Centegix Intermediate II, LLC+	LLC interest	N/A	N/A	08/2025	N/A	639	639	—	674
CMI Parent Inc.+(24)	LLC interest	N/A	N/A	08/2019	N/A	—	557	—	707
CMI Parent Inc.+	LLC interest	N/A	N/A	08/2019	N/A	8	483	0.1	2,178
Isto Group, Inc.+(9)	LP interest	N/A	N/A	09/2025	N/A	3	369	—	374
JHC Investment Intermediate Holdings, LLC+	LLC interest	N/A	N/A	03/2024	N/A	5,293	—	0.1	1,614
ZimVie, Inc.+	LP interest	N/A	N/A	10/2025	N/A	4	362	—	362
							3,741	0.2	7,262

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		12/2015	N/A	2	$1,099	0.1%	$2,503
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A		03/2017	N/A	1,632	2,235	0.2	5,364
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A		05/2021	N/A	889	1,023	0.1	3,516
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A		05/2016	N/A	2	1,119	0.1	1,142
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A		05/2016	N/A	—	6	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	LLC interest	N/A	N/A		03/2021	N/A	180	192	—	183
CRH Healthcare Purchaser, Inc.+	LP interest	N/A	N/A		12/2018	N/A	531	456	—	1,118
DCA Investment Holding, LLC(7)(24)	Preferred stock	N/A	8.00%	Non-Cash	12/2022	N/A	1,142	659	—	—
DCA Investment Holding, LLC	Common stock	N/A	N/A		12/2022	N/A	12	5	—	—
Encorevet Group LLC+	LLC interest	N/A	N/A		05/2024	N/A	3	261	—	25
ERC Topco Holdings, LLC+	LLC interest	N/A	N/A		03/2025	N/A	3	4,841	0.1	3,586
HP TLE Buyer, Inc.+	LP interest	N/A	N/A		07/2025	N/A	450	450	—	454
Krueger-Gilbert Health Physics, LLC+	LLC interest	N/A	N/A		05/2019	N/A	239	324	—	821
MWD Management, LLC & MWD Services, Inc.+	LLC interest	N/A	N/A		06/2017	N/A	412	335	—	572
New Look Corporation and New Look Vision Group Inc. +(8)(9)(12)	LP interest	N/A	N/A		05/2021	N/A	—	409	—	442
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	—	528	—	182
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	4	74	—	—
Pyramid Healthcare Acquisition Corp.+	LLC interest	N/A	N/A		05/2021	N/A	257	310	—	385
Radiology Partners, Inc.+	Preferred stock	N/A	N/A		02/2018	N/A	11	68	—	92
Radiology Partners, Inc.+	LLC interest	N/A	N/A		09/2014	N/A	43	55	—	364
Signature MD, Inc.+	Common stock	N/A	N/A		02/2026	N/A	—	100	—	99
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	5	1,653	0.2	5,578
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		12/2024	N/A	52	81	—	565
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	16	—	55
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		12/2024	N/A	1	—	—	6
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	287	—	464
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		12/2024	N/A	4	15	—	47
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	3	—	5
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		12/2024	N/A	—	—	—	—
Suveto Buyer, LLC+	LP interest	N/A	N/A		11/2021	N/A	8	727	—	614
								17,331	0.8	28,182

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.+	LLC interest	N/A			N/A		05/2024	N/A	446	$449	—%	$598
Connexin Software, Inc.+	LLC interest	N/A			N/A		02/2018	N/A	180	228	—	298
Connexin Software, Inc.+	LLC interest	N/A			N/A		02/2024	N/A	12	16	—	26
HSI Halo Acquisition, Inc.+(24)	Preferred stock	N/A			10.00%	Non-Cash	10/2019	N/A	—	141	—	263
HSI Halo Acquisition, Inc.+	LLC interest	N/A			N/A		10/2019	N/A	—	14	—	176
Modernizing Medicine, Inc.+(24)	Preferred stock	N/A			13.00%	Non-Cash	04/2025	N/A	5	5,009	0.1	5,058
Symplr Software, Inc.+(7)(24)	Preferred stock	N/A			11.00%	Non-Cash	10/2021	N/A	15	22,002	0.5	17,401
Symplr Software, Inc.+(7)(24)	Preferred stock	SF +	10.50%	(j)	14.20%	Non-Cash	11/2018	N/A	3	6,886	0.2	6,373
Symplr Software, Inc.+(7)(24)	Preferred stock	N/A			11.00%	Non-Cash	12/2020	N/A	2	2,779	0.1	2,310
Symplr Software, Inc.+(7)(24)	Preferred stock	N/A			11.00%	Non-Cash	06/2021	N/A	1	1,671	—	1,350
Symplr Software, Inc.+	LLC interest	N/A			N/A		09/2021	N/A	—	161	—	72
Symplr Software, Inc.+	Common stock	N/A			N/A		11/2018	N/A	219	237	—	292
Tebra Technologies, Inc.+	Warrant	N/A			N/A		03/2019	N/A	169	871	—	443
Tebra Technologies, Inc.+	Warrant	N/A			N/A		06/2017	N/A	53	162	—	—
Tebra Technologies, Inc.+	Preferred stock	N/A			N/A		09/2018	N/A	1	8	—	8
Veranex, Inc.+	LP interest	N/A			N/A		08/2025	N/A	135	30	—	—
Veranex, Inc.+	LP interest	N/A			N/A		08/2025	N/A	472	—	—	—
Veranex, Inc.+	LP interest	N/A			N/A		08/2025	N/A	60	—	—	—
										40,664	0.9	34,668
Hotels, Restaurants & Leisure
Cafe Rio Holding, Inc.+	Common stock	N/A			N/A		09/2017	N/A	5	603	—	200
Cafe Rio Holding, Inc.+	Preferred stock	N/A			N/A		12/2025	N/A	—	41	—	43
Harri US LLC+	LLC interest	N/A			N/A		02/2022	N/A	119	892	—	719
Harri US LLC+	LLC interest	N/A			N/A		10/2021	N/A	102	649	—	581
Harri US LLC+	Warrant	N/A			N/A		10/2021	N/A	34	171	—	194
Harri US LLC+	Preferred stock	N/A			N/A		10/2023	N/A	96	1,141	0.1	1,582
Harri US LLC+	Warrant	N/A			N/A		03/2024	N/A	9	69	—	143
Harri US LLC+	Warrant	N/A			N/A		02/2025	N/A	10	—	—	—
Harri US LLC+	Warrant	N/A			N/A		06/2025	N/A	9	107	—	136
LMP TR Holdings, LLC	LLC interest	N/A			N/A		05/2013	N/A	712	712	—	—
Patriot Acquireco, LLC+	Common stock	N/A			N/A		09/2025	N/A	450	456	—	434
PB Group Holdings, LLC+	LP interest	N/A			N/A		08/2024	N/A	383	886	—	832
Rooster BidCo Limited+(8)(10)	LP interest	N/A			N/A		03/2025	N/A	1,258	1,308	0.1	2,749
Saguaro Buyer, LLC+	Common stock	N/A			N/A		07/2025	N/A	—	250	—	345
SSRG Holdings, LLC+	LLC interest	N/A			N/A		11/2019	N/A	46	493	—	495
										7,778	0.2	8,453
Industrial Conglomerates
Anova Buyer, Inc.+	Common stock	N/A			N/A		01/2026	N/A	—	87	—	87

Insurance
Majesco+(24)	Preferred stock	N/A			9.00%	Non-Cash	09/2020	N/A	—	400	—	281
Majesco+	LP interest	N/A			N/A		09/2020	N/A	97	94	—	208
Oakbridge Insurance Agency LLC+	LP interest	N/A			N/A		11/2023	N/A	20	404	—	484
										898	—	973
Internet & Direct Marketing Retail
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	25	26,215	0.6	22,738
Revalize, Inc.+	Preferred stock	N/A			N/A		12/2021	N/A	15	15,735	0.4	13,648

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Revalize, Inc.+	Preferred stock	N/A	N/A		12/2022	N/A	11	$11,050	0.2%	$8,906
Revalize, Inc.+	Preferred stock	N/A	N/A		04/2022	N/A	4	4,285	0.1	3,390
								57,285	1.3	48,682
IT Services
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A		02/2020	N/A	804	2,398	0.2	8,771
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A		10/2020	N/A	211	931	0.1	2,300
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Preferred stock	N/A	N/A		07/2021	N/A	48	408	—	555
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	Warrant	N/A	N/A		08/2020	N/A	277	779	0.1	2,807
Critical Start, Inc.+	Common stock	N/A	N/A		05/2022	N/A	343	379	—	70
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A		09/2021	N/A	509	2,933	0.1	2,924
Kentik Technologies, Inc.+	Warrant	N/A	N/A		11/2024	N/A	1	5	—	6
Netwrix Corporation+	LLC interest	N/A	N/A		06/2022	N/A	7	19	—	12
Optimizely North America, Inc.+	Common stock	N/A	N/A		10/2018	N/A	92	1,016	—	1,009
Saturn Borrower Inc.+	LP interest	N/A	N/A		09/2020	N/A	520	470	—	431
								9,338	0.5	18,885
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A		09/2012	N/A	749	210	0.1	1,965
Movement Holdings, LLC+(8)(10)	LLC interest	N/A	N/A		03/2024	N/A	—	152	—	71
								362	0.1	2,036
Life Sciences Tools & Services
Celerion Buyer, Inc.+(24)	Common stock	N/A	N/A		11/2022	N/A	1,302	79	0.1	2,951
PAS Parent Inc.+	LP interest	N/A	N/A		12/2021	N/A	15	1,651	0.1	2,334
PAS Parent Inc.+	LP interest	N/A	N/A		03/2023	N/A	2	267	—	402
								1,997	0.2	5,687
Oil, Gas & Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A		03/2017	N/A	3	1,633	—	388
W3 Co.+	Preferred stock	N/A	N/A		01/2019	N/A	—	224	—	199
								1,857	—	587
Paper & Forest Products
Messenger, LLC+	LLC interest	N/A	N/A		12/2021	N/A	8	667	—	958
Messenger, LLC+	LLC interest	N/A	N/A		12/2021	N/A	1	—	—	—
								667	—	958
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP interest	N/A	N/A		03/2021	N/A	701	605	—	660
Cobalt Buyer Sub, Inc.+(24)	Preferred stock	N/A	13.75%	Non-Cash	10/2021	N/A	11	19,798	0.5	19,223
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A		10/2021	N/A	—	246	—	7
Cobalt Buyer Sub, Inc.+	LP interest	N/A	N/A		10/2021	N/A	3	2	—	—
Creek Parent, Inc.+	LP interest	N/A	N/A		12/2024	N/A	3,372	3,372	0.2	4,452
								24,023	0.7	24,342
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Eclipse Buyer, Inc.+(24)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	$1,941	0.1%	$1,921
Enboarder, Inc.+(8)	Preferred stock	N/A			N/A		01/2022	N/A	83	859	—	639
Filevine, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	362	2,867	0.2	6,639
Filevine, Inc.+	Warrant	N/A			N/A		04/2022	N/A	54	224	—	933
Filevine, Inc.+	Preferred stock	N/A			N/A		05/2024	N/A	21	176	—	388
Net Health Acquisition Corp.+	LP interest	N/A			N/A		12/2017	N/A	14	1,684	0.1	2,276
Procure Acquireco, Inc.+	LP interest	N/A			N/A		12/2021	N/A	—	901	—	1,278
										8,652	0.4	14,074
Real Estate Management & Development
Inhabit IQ Inc.+	LLC interest	N/A			N/A		01/2018	N/A	2	528	—	375
SC Landco Parent, LLC+	Common stock	N/A			N/A		09/2022	N/A	2	274	—	266
										802	—	641
Road & Rail
Internet Truckstop Group, LLC+	LP interest	N/A			N/A		04/2019	N/A	554	587	—	314

Software
Anaplan, Inc.+	LP interest	N/A			N/A		06/2022	N/A	962	1,254	0.1	1,661
Aras Corporation+(24)	Preferred stock	N/A			12.00%	Non-Cash	04/2021	N/A	1	2,362	0.1	2,520
Aras Corporation+	LP interest	N/A			N/A		04/2021	N/A	427	446	—	659
Astute Holdings, Inc.+	LP interest	N/A			N/A		04/2019	N/A	—	520	—	0
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		07/2021	N/A	37	405	—	586
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		02/2023	N/A	4	46	—	70
Bayshore Intermediate #2, L.P.+	LP interest	N/A			N/A		10/2021	N/A	5,841	5,890	0.2	6,145
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	1	1,157	0.1	1,169
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	134	0	—	0
Claroty, Ltd.+(8)(15)	Preferred stock	N/A			N/A		01/2026	N/A	1	100	—	101
Cloudbees, Inc.+	Preferred stock	N/A			N/A		11/2021	N/A	179	2,007	0.1	2,735
Cloudbees, Inc.+	Warrant	N/A			N/A		05/2018	N/A	158	445	—	578
Cloudbees, Inc.+	Preferred stock	N/A			N/A		06/2018	N/A	86	602	—	707
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		08/2022	N/A	220	855	—	896
Denali Bidco Limited+(8)(10)	LP interest	N/A			N/A		08/2023	N/A	431	341	—	787
Diligent Corporation+(24)	Preferred stock	N/A			10.50%	Non-Cash	04/2021	N/A	24	35,948	1.0	37,519
Diligent Corporation+	Preferred stock	N/A			N/A		04/2016	N/A	415	912	—	689
Energy Worldnet, LLC+(24)	LLC interest	N/A			N/A		02/2025	N/A	50	51	—	57
FirstUp, Inc.+	LP interest	N/A			N/A		07/2021	N/A	305	661	—	234
FirstUp, Inc.+	LP interest	N/A			N/A		03/2025	N/A	14	27	—	33
GS Acquisitionco, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2021	N/A	35	53,678	1.5	55,377
GS Acquisitionco, Inc.+(24)	Preferred stock	N/A			11.00%	Non-Cash	11/2021	N/A	5	6,830	0.2	6,881
GS Acquisitionco, Inc.+	LP interest	N/A			N/A		09/2021	N/A	1	363	—	0
GS Acquisitionco, Inc.+(24)	Preferred stock	SF +	10.50%	(j)	14.20%	Non-Cash	08/2023	N/A	—	149	—	146
GTY Technology Holdings, Inc.+	LP interest	N/A			N/A		07/2022	N/A	73	83	—	143
Gurobi Optimization, LLC+	Common stock	N/A			N/A		09/2024	N/A	—	709	—	669
Impartner, Inc.+	Preferred stock	N/A			N/A		10/2021	N/A	39	307	—	233
Insight Borrower, LLC+	Preferred stock	N/A			N/A		01/2026	N/A	—	2,748	0.1	2,821
Insight Borrower, LLC+	Common stock	N/A			N/A		01/2026	N/A	—	184	—	189

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kaseya Inc.+(24)	Preferred stock	SF +	10.75%	(j)	14.35%	Non-Cash	06/2022	N/A	2	$3,970	0.1%	$3,793
Kaseya Inc.+	LP interest	N/A			N/A		06/2022	N/A	250	253	—	219
LogicMonitor, Inc.+	LP interest	N/A			N/A		12/2024	N/A	250	250	—	280
Menlo Ridgeview Co-Invest, LLC+(8)	LLC interest	N/A			N/A		05/2025	N/A	931	959	—	1,019
Ministry Brands Holdings LLC+	LP interest	N/A			N/A		12/2021	N/A	799	774	—	520
MS Buyer, Inc.+	LLC interest	N/A			N/A		01/2026	N/A	879	434	—	681
MS Buyer, Inc.+	LP interest	N/A			N/A		07/2024	N/A	258	258	—	200
Navex Global Holdings Corporation+	LP interest	N/A			N/A		10/2025	N/A	—	450	—	382
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH+	Warrant	N/A			N/A		10/2019	N/A	6	17	—	11
Onit, Inc.+	Common stock	N/A			N/A		09/2025	N/A	—	14	—	14
Panzura, LLC+	LLC interest	N/A			N/A		03/2025	N/A	2	6	—	—
Pluralsight, LLC+	LLC interest	N/A			N/A		08/2024	N/A	1,988	3,663	—	—
QAD, Inc.+	Preferred stock	N/A			N/A		11/2021	N/A	1	1,186	—	939
QAD, Inc.+	Common stock	N/A			N/A		11/2021	N/A	68	134	—	56
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	—	358	—	140
RegEd Aquireco, LLC+	LP interest	N/A			N/A		07/2023	N/A	—	29	—	35
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	4	21	—	0
Riskonnect Parent, LLC+(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	26	38,559	1.0	38,425
Riskonnect Parent, LLC+	LP interest	N/A			N/A		11/2021	N/A	1,382	1,414	—	1,168
Riskonnect Parent, LLC+(24)	Preferred stock	SF +	10.50%	(j)	14.09%	Non-Cash	07/2022	N/A	—	1,146	—	1,148
Riskonnect Parent, LLC+(24)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	60	—	64
Rokt Inc.+	Common stock	N/A			N/A		01/2025	N/A	20	683	—	736
SnapLogic, Inc.+	Preferred stock	N/A			N/A		09/2019	N/A	344	1,028	0.1	2,100
SnapLogic, Inc.+	Warrant	N/A			N/A		09/2019	N/A	131	162	—	549
Spartan Buyer Acquisition Co.+	Common stock	N/A			N/A		12/2020	N/A	1	794	—	438
Spartan Buyer Acquisition Co.+	Preferred stock	N/A			N/A		12/2022	N/A	—	110	—	146
Striim, Inc.+	Warrant	N/A			N/A		03/2026	N/A	14	15	—	15
Telesoft Holdings LLC+	LP interest	N/A			N/A		12/2019	N/A	137	129	—	109
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	82	—	41
Togetherwork Holdings, LLC+	LP interest	N/A			N/A		07/2024	N/A	307	1,342	0.1	1,423
Transform Bidco Limited+(8)(10)	LP interest	N/A			N/A		04/2025	N/A	2,350	2,367	0.1	2,195
Tricentis Operations Holdings, Inc.+	LP interest	N/A			N/A		02/2025	N/A	40	40	—	36
Zendesk, Inc.+	Common stock	N/A			N/A		11/2022	N/A	63	708	—	549
										180,495	4.8	181,036
Specialty Retail
Ave Holdings III, Corp+(7)(24)	Preferred stock	N/A			11.50%	Non-Cash	02/2022	N/A	15	20,613	0.4	13,343
Ave Holdings III, Corp+	LP interest	N/A			N/A		02/2022	N/A	2	1,737	—	20
Batteries Plus Holding Corporation+	LP interest	N/A			N/A		07/2016	N/A	10	1,287	—	1,368
Cycle Gear, Inc.+	LLC interest	N/A			N/A		02/2016	N/A	2,002	481	—	338
Cycle Gear, Inc.+	LLC interest	N/A			N/A		01/2023	N/A	75	75	—	159
Metal Supermarkets US Buyer, LLC+(8)(12)	LLC interest	N/A			N/A		12/2024	N/A	1	—	—	8
Metal Supermarkets US Buyer, LLC+(8)(12)	LLC interest	N/A			N/A		12/2024	N/A	3	347	—	339

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC+	Common stock	N/A	N/A	08/2022	N/A	—	$137	—%	$76
VSG Acquisition Corp. and Sherrill, Inc.+	LP interest	N/A	N/A	04/2022	N/A	—	57	—	89
							24,734	0.4	15,740
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	Common stock	N/A	N/A	03/2026	N/A	—	—	—	—
Georgica Pine Clothiers, LLC+(24)	LLC interest	N/A	N/A	11/2015	N/A	20	239	—	287
Georgica Pine Clothiers, LLC+	Common stock	N/A	N/A	08/2020	N/A	—	—	—	2
MakerSights, Inc.+	Preferred stock	N/A	N/A	06/2021	N/A	56	265	—	89
Shoes For Crews Global, LLC+	LLC interest	N/A	N/A	06/2024	N/A	2	1,087	0.1	1,805
							1,591	0.1	2,183

Total non-controlled/non-affiliate company equity investments							462,362	12.6	472,137

Total non-controlled/non-affiliate company investments							8,132,365	214.0	8,021,462

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(27)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(7)(25)	One stop	SF +	1.00%	(j)	4.70%	PIK			06/2027	$7,775	$7,071	—%	$2,333
Abita Brewing Co., L.L.C.+(7)(25)	Second lien	SF +	1.00%	(j)	4.70%	PIK			06/2027	5,353	3,724	—	107
Abita Brewing Co., L.L.C.+(25)	One stop	SF +	1.00%	(j)	4.67%	PIK			06/2027	3,452	3,452	0.1	2,846
										16,580	14,247	0.1	5,286
Energy, Equipment & Services
Benetech, Inc.+(7)(25)	One stop	SF +	1.00%	(j)	4.70%	PIK			08/2027	5,114	3,623	0.1	2,046
Benetech, Inc.+(7)(25)	One stop	SF +	1.00%	(j)	4.70%	PIK			08/2027	1,133	731	—	103
										6,247	4,354	0.1	2,149
Healthcare Equipment & Supplies
G & H Wire Company, Inc.+	One stop	SF +	6.00%	(j)	9.82%				11/2029	91	91	—	81
G & H Wire Company, Inc.+(25)	One stop	SF +	6.00%	(j)	9.82%	PIK			11/2029	2,960	2,960	0.1	2,901
										3,051	3,051	0.1	2,982
Healthcare Providers & Services
Bayside Opco, LLC+	One stop	SF +	7.25%	(j)	11.10%				06/2026	12,670	12,665	0.3	12,670
Bayside Opco, LLC+(25)	Subordinated debt	SF +	10.00%	(j)	13.85%	PIK			06/2026	6,251	6,208	0.2	6,251
Bayside Opco, LLC+	One stop	SF +	7.25%	(j)	11.10%				06/2026	4,482	4,469	0.1	4,482
Bayside Opco, LLC+	One stop	SF +	7.00%	(j)	10.84%				06/2026	325	325	—	325
Elite Dental Partners LLC+(7)(25)	One stop	SF +	5.25%	(j)	9.10%	PIK			09/2027	19,263	13,029	0.1	2,890
Elite Dental Partners LLC+(7)(25)	One stop	SF +	12.00%	(j)	15.85%	PIK			09/2027	12,447	7,225	0.1	2,240
Elite Dental Partners LLC+(25)	One stop	SF +	5.25%	(j)	9.10%	PIK			09/2027	2,076	2,076	0.1	2,076
Elite Dental Partners LLC+(25)	One stop	SF +	5.25%	(j)	9.10%	PIK			09/2027	1,963	1,963	—	1,963
Elite Dental Partners LLC+(25)	One stop	SF +	5.25%	(j)	9.10%	PIK			09/2027	375	375	—	375
Opening Day Borrower 111 LLC+(25)	One stop	SF +	6.25%	(j)	10.07%	PIK			05/2029	6,196	6,196	0.2	6,196
SPF Borrower LLC+(25)	One stop	SF +	6.25%	(j)	8.10%	cash/	2.00%	PIK	02/2028	16,273	16,273	0.4	16,273
SPF Borrower LLC+	One stop	SF +	9.50%	(j)	13.35%				02/2028	8,912	8,912	0.2	8,912
SPF Borrower LLC+	One stop				N/A(6)				02/2028	—	—	—	—
										91,233	79,716	1.7	64,653
Life Sciences Tools & Services
Reaction Biology Corporation+(25)	One stop	SF +	4.75%	(j)	8.45%	PIK			03/2029	1,540	1,540	—	1,522
Reaction Biology Corporation+(25)	One stop	SF +	4.75%	(j)	9.05%	PIK			03/2029	3,052	3,052	0.1	2,045
										4,592	4,592	0.1	3,567
Multiline Retail
Fleet Farm Group, LLC+(25)	Senior secured	SF +	5.50%	(j)	9.81%	PIK			01/2031	5,677	5,677	0.1	5,280
Fleet Farm Group, LLC+(25)	One stop	SF +	5.50%	(j)	9.17%	PIK			01/2031	3,404	3,404	0.1	3,166
										9,081	9,081	0.2	8,446
Personal Products
IMPLUS Footcare, LLC+(25)	One stop	SF +	6.00%	(j)	9.70%	PIK			10/2028	3,838	3,838	0.1	3,838
IMPLUS Footcare, LLC+(25)	One stop	SF +	6.00%	(j)	9.70%	PIK			10/2028	8,659	8,198	0.2	8,140
										12,497	12,036	0.3	11,978
Software
Switchfly LLC+(25)	One stop	N/A			1.00%	PIK			11/2027	2,242	2,242	0.1	2,086

Specialty Retail
Chestnut Optical Midco, Inc.+	One stop	SF +	1.00%	(j)	4.70%				06/2029	45,063	42,141	1.1	40,558
Chestnut Optical Midco, Inc.+(5)	One stop				N/A(6)				06/2029	—	—	—	(282)
Chestnut Optical Midco, Inc.+	One stop	SF +	1.00%	(j)	4.70%				06/2029	7,511	7,511	0.1	6,007
										52,574	49,652	1.2	46,283

Total non-controlled/affiliate company debt investments										198,097	178,971	3.9	147,430

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	02/2021	N/A	210	$—	—%	$—

Healthcare Equipment & Supplies
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	11/2024	N/A	159	3,810	0.1	1,920

Healthcare Providers & Services
Bayside Opco, LLC+	LLC interest	N/A	N/A	05/2023	N/A	6	2,592	0.3	11,359
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	—	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	02/2026	N/A	—	—	—	—
Opening Day Borrower 111 LLC+	LLC interest	N/A	N/A	09/2024	N/A	181	21,172	0.3	10,707
Opening Day Borrower 111 LLC+	LLC interest	N/A	N/A	04/2023	N/A	181	7,836	—	—
SPF Borrower LLC+	LLC interest	N/A	N/A	02/2024	N/A	—	9,347	0.3	10,966
							45,099	0.9	33,032
Life Sciences Tools & Services
Reaction Biology Corporation+	LLC interest	N/A	N/A	03/2025	N/A	139	4,980	—	1,509

Multiline Retail
Fleet Farm Group, LLC	LLC interest	N/A	N/A	12/2024	N/A	129	23,874	0.6	23,369

Personal Products
IMPLUS Footcare, LLC+	LLC interest	N/A	N/A	07/2025	N/A	8,288	12,388	0.4	13,153

Software
Switchfly LLC+	LLC interest	N/A	N/A	09/2018	N/A	98,370	2,322	—	—
Switchfly LLC+	LLC interest	N/A	N/A	09/2024	N/A	7,275	5,375	0.1	3,624
Switchfly LLC+	LLC interest	N/A	N/A	03/2022	N/A	950	950	—	—
							8,647	0.1	3,624
Specialty Retail
Chestnut Optical Midco, Inc.+	LLC interest	N/A	N/A	06/2024	N/A	189	53,763	1.6	60,255

Total non-controlled/affiliate company equity investments							152,561	3.7	136,862

Total non-controlled/affiliate company investments							331,532	7.6	284,292

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(28)
Debt investments
IT Services
MMan Acquisition Co.+(25)	One stop	N/A	8.00%	PIK		09/2027	$2,224	$2,224	0.1%	$2,068
MMan Acquisition Co.+(25)	One stop	N/A	12.00%	PIK		09/2027	1,284	1,284	—	1,284
MMan Acquisition Co.+(25)	One stop	N/A	12.00%	PIK		09/2027	1,380	1,380	—	1,380
MMan Acquisition Co.+(25)	One stop	N/A	12.00%	PIK		09/2027	399	399	—	399
Total controlled affiliate company debt investments							5,287	5,287	0.1	5,131

Equity investments(22)(23)
IT Services
MMan Acquisition Co.+	Preferred stock	N/A	N/A		09/2024	N/A	—	7,832	0.2	6,360

Total controlled affiliate equity investments								7,832	0.2	6,360

Total controlled affiliate company investments								13,119	0.3	11,491

Total investments								$8,477,016	221.9%	$8,317,245

Money market funds (included in cash equivalents and restricted cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			3.55%	(29)				$43,887	1.2%	$43,887
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			3.53%	(29)				10	—	10
Allspring Government Money Market Fund Select Share Class (CUSIP 94975H296)			3.60%	(29)				2,131	0.1	2,131
Morgan Stanley Institutional Liquidity Funds - Treasury Securities Portfolio Institutional Share Class (CUSIP 61747C525)			3.53%	(29)				40,210	1.1	40,210
Total money market funds								86,238	2.4	86,238
Total investments and money market funds								$8,563,254	224.3%	$8,403,483

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the loan collateralizes the notes offered in the 2024 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average (“SONIA” or “SN”), Australian Interbank Rate (”AUD” or ”A”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2026. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2026, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed could not be the applicable index rate outstanding as of March 31, 2026, as the loan could have priced or repriced based on an index rate prior to March 31, 2026.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of March 31, 2026.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.89% as of March 31, 2026.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.08% as of March 31, 2026.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.48% as of March 31, 2026.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.31% as of March 31, 2026.
(f) Denotes that all or a portion of the contract was indexed to the Six-Month AUD, which was 4.78% as of March 31, 2026.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of March 31, 2026.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 3.68% as of March 31, 2026.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 3.66% as of March 31, 2026.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.68% as of March 31, 2026.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 3.70% as of March 31, 2026.
(l) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.27% as of March 31, 2026.
(m) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.29% as of March 31, 2026.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2026.
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
(6)The entire commitment was unfunded as of March 31, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of March 31, 2026, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, total non-qualifying assets at fair value represented 13.6% of the Company’s total assets calculated in accordance with the 1940 Act.
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
March 31, 2026
(Dollar and share amounts in thousands)
(22) Equity investments are non-income producing securities unless otherwise noted.
(23) Ownership of certain equity investments occurs through a holding company or partnership.
(24) The Company holds an equity investment that is income producing.
(25) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2026.
(26) The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(27) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended March 31, 2026 were as follows:

Portfolio Company	Fair value as of September 30, 2025	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of March 31, 2026	Interest, dividend and fee income
Abita Brewing Co. LLC	$5,216	$703	$—	$(633)	$—	$5,286	$73
Bayside Opco, LLC	33,986	932	(79)	248	—	35,087	1,570
Benetech, Inc.	2,089	—	—	60	—	2,149	—
Chestnut Optical Midco, Inc.	101,952	5,142	—	(556)	—	106,538	1,599
Elite Dental Partners LLC	10,692	1,471	—	(2,619)	—	9,544	184
Fleet Farm Group LLC	33,243	433	—	(1,861)	—	31,815	442
G & H Wire Company, Inc.	6,070	244	(41)	(1,371)	—	4,902	148
IMPLUS Footcare, LLC	23,769	537	—	825	—	25,131	656
Opening Day Borrower 111 LLC	23,236	1,520	—	(7,853)	—	16,903	288
Reaction Biology Corporation	7,259	829	—	(3,012)	—	5,076	182
SPF Borrower LLC	37,469	452	(82)	(1,688)	—	36,151	1,436
Switchfly LLC	8,782	414	—	(3,486)	—	5,710	11
Total Non-Controlled Affiliates	$293,763	$12,677	$(202)	$(21,946)	$—	$284,292	$6,589

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
(28) As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the six months ended March 31, 2026 were as follows:

Portfolio Company	Fair value as of September 30, 2025	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of March 31, 2026	Interest, dividend and fee income
MMan Acquisition Co.	$11,862	$264	$—	$(635)	$—	$11,491	$274
Total Controlled Affiliates	$11,862	$264	$—	$(635)	$—	$11,491	$274

(a)	Gross additions could include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions could include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(29) The rate shown is the annualized seven-day yield as of March 31, 2026.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Methods, LLC+	One stop	SF +	4.75%	(i)	8.75%				04/2032	$19,829	$19,736	0.5%	$19,829
Equity Methods, LLC+(5)	One stop				N/A(6)				04/2032	—	(17)	—	—
Equity Methods, LLC+(5)	One stop				N/A(6)				04/2032	—	(21)	—	—
Finastra USA, Inc.+(8)(10)	One stop	SF +	7.25%	(i)	11.29%				09/2029	1,490	1,472	—	1,490
Flash Topco, Inc.+	One stop	SF +	5.75%	(i)	10.16%				10/2028	16,919	16,693	0.4	16,750
Flash Topco, Inc.+	One stop	SF +	5.75%	(i)	10.06%				10/2028	3,378	3,364	0.1	3,344
Flash Topco, Inc.+	One stop	SF +	6.50%	(i)	10.80%				10/2028	128	127	—	128
Higginbotham Insurance Agency, Inc.*+	One stop	SF +	4.50%	(h)	8.67%				11/2028	8,011	8,038	0.2	8,011
Higginbotham Insurance Agency, Inc.+	One stop	SF +	4.75%	(h)	8.91%				11/2028	720	718	—	720
Medlar Bidco Limited+(8)(9)(21)	One stop	SN +	5.00%	(f)	8.97%				05/2032	26,485	26,010	0.7	26,485
Medlar Bidco Limited+(8)(9)(21)	One stop	E +	5.00%	(c)	6.97%				05/2032	32,952	31,540	0.8	32,952
Medlar Bidco Limited+(5)(8)(9)(21)	One stop				N/A(6)				05/2032	—	(57)	—	—
Wealth Enhancement Group, LLC+	One stop	SF +	4.50%	(i)	8.79%				10/2028	3,956	3,952	0.1	3,956
Wealth Enhancement Group, LLC+	One stop	SF +	4.50%	(i)	8.79%				10/2028	2,853	2,850	0.1	2,853
Wealth Enhancement Group, LLC+(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
Wealth Enhancement Group, LLC+	One stop	SF +	4.50%	(h)(i)	8.78%				10/2028	1,307	1,291	—	1,307
Wealth Enhancement Group, LLC+(5)	One stop				N/A(6)				10/2028	—	(2)	—	—
										176,132	171,432	4.4	175,762
Diversified Telecommunication Services
NTI Connect, LLC*+	Senior secured	SF +	4.75%	(i)	8.90%				07/2027	1,529	1,525	—	1,529

Electric Utilities
Smart Energy Systems, Inc.+(26)	One stop	SF +	7.50%	(i)	8.04%	cash/	3.75%	PIK	01/2030	6,422	6,299	0.2	6,294
Smart Energy Systems, Inc.+(26)	One stop	SF +	7.50%		7.88%				01/2030	707	698	—	693
										7,129	6,997	0.2	6,987
Electrical Equipment
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(i)	8.75%				12/2030	1,481	1,466	—	1,481
Power Grid Holdings, Inc.+	One stop	SF +	4.75%	(h)(i)	9.67%				12/2030	17	15	—	17
Wildcat TopCo, Inc.+	One stop	SF +	4.75%	(h)	8.91%				11/2031	23,302	23,098	0.6	23,302
Wildcat TopCo, Inc.+	One stop	P +	3.75%	(a)	11.00%				11/2031	112	75	—	112
Wildcat TopCo, Inc.+(5)	One stop				N/A(6)				11/2031	—	(18)	—	—
										24,912	24,636	0.6	24,912
Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	5.00%	(h)	9.26%				11/2028	33,715	33,006	0.9	33,715
CST Holding Company+(5)	One stop				N/A(6)				11/2028	—	(2)	—	—
										33,715	33,004	0.9	33,715
Food & Staples Retailing
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.66%				03/2030	991	988	—	991
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.66%				03/2030	56	56	—	56
Mendocino Farms, LLC+	One stop				N/A(6)				03/2030	—	—	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.66%				03/2030	110	110	—	110
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.66%				03/2030	111	111	—	111
Mendocino Farms, LLC+(5)	One stop				N/A(6)				03/2030	—	(80)	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.66%				03/2030	56	56	—	56
Mendocino Farms, LLC+	One stop	SF +	5.50%	(h)	9.66%				03/2030	56	56	—	56
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.81%				02/2031	11,551	11,498	0.3	11,551
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.81%				02/2031	35	35	—	35
Wineshipping.com LLC+(5)	One stop				N/A(6)				12/2028	—	—	—	(205)
Wineshipping.com LLC+(26)	One stop	SF +	6.25%	(i)	5.15%	cash/	5.25%	PIK	12/2028	10,615	10,478	0.2	8,492
Wineshipping.com LLC+(26)	One stop	SF +	6.25%	(i)	5.15%	cash/	5.25%	PIK	12/2028	286	282	—	229
Wineshipping.com LLC+(26)	One stop	SF +	6.25%	(i)	5.15%	cash/	5.25%	PIK	12/2028	200	194	—	154
										24,067	23,784	0.5	21,636

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(29)
Debt investments
IT Services
MMan Acquisition Co.+(26)	One stop	N/A	8.00%	PIK		03/2026	$2,137	$2,137	0.1%	$2,030
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	1,209	1,209	—	1,209
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	1,300	1,300	—	1,300
MMan Acquisition Co.+(26)	One stop	N/A	12.00%	PIK		03/2026	376	376	—	376
Total controlled affiliate company debt investments							5,022	5,022	0.1	4,915

Equity investments(23)(24)
IT Services
MMan Acquisition Co.+	LP units	N/A	N/A		09/2024	N/A	—	7,832	0.2	6,947

Total controlled affiliate equity investments								7,832	0.2	6,947

Total controlled affiliate company investments								12,854	0.3	11,862

Total investments								$8,759,938	220.2%	$8,769,389

Money market funds (included in cash equivalents and restricted cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			4.00%	(30)				$23,093	0.6%	$23,093
Morgan Stanley Institutional Liquidity Funds - Treasury Securities Portfolio Institutional Share Class (CUSIP 61747C525)			3.97%	(30)				70,563	1.8	70,563
Total money market funds								93,656	2.4	93,656
Total investments and money market funds								$8,853,594	222.6%	$8,863,045

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
GBDC Holdings Coinvest, Inc.[6]
GBDC Holdings ED Coinvest, Inc.
GCIC North Haven Stack Buyer Coinvest, Inc.[7]
GCIC Quick Quack Coinvest LLC[5]
GBDC Quick Quack Coinvest LLC[5]
Golub Capital 3 Holdings LLC	(“GBDC 3 Holdings”)
GBDC 3 Funding LLC 8 9	(“GBDC 3 Funding”)8 9
Golub Capital BDC 3 CLO 1 Depositor LLC[1]	(“GBDC 3 2021 CLO Depositor”)[1]
Golub Capital BDC 3 CLO 1 LLC[2]	(“GBDC 3 2021 Issuer”)[2]
Golub Capital BDC 3 ABS 2022-1 Depositor LLC[10]	(“GBDC 3 2022 ABS 2022-1 Depositor”)[10]
Golub Capital BDC 3 ABS 2022-1 LLC[9]	(“GBDC 3 2022 Issuer”)[9]
Golub Capital BDC 3 CLO 2 Depositor LLC[10]	(“GBDC 3 2022 CLO 2 Depositor”)[10]
Golub Capital BDC 3 CLO 2 LLC[8]	(“GBDC 3 2022-2 Issuer”)[8]
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
10.Prior to March 17, 2026, the date of each entity’s dissolution.

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
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and six months ended March 31, 2026, the Company received Loan Origination Fees that were capitalized of $1,842 and $5,363, respectively. For the three and six months ended March 31, 2025, the Company received Loan Origination Fees that were capitalized of $4,781 and $17,540, respectively. For the three and six months ended March 31, 2026, interest income included $5,740 and $12,284, respectively, of Discount Amortization. For the three and six months ended March 31, 2025, interest income included $6,700 and $12,955, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2026, investment income included $17,132 and $31,651, respectively, of PIK interest and the Company capitalized PIK interest of $18,561 and $32,718, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2025, investment income included $14,045 and $25,061, respectively, of PIK interest and the Company capitalized PIK interest of $14,710 and $27,921, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and six months ended March 31, 2026, fee income included $196 and $761 from non-recurring prepayment premiums, respectively. For the three and six months ended March 31, 2025, fee income included $1,203 and $1,297 from non-recurring prepayment premiums, respectively.
For the three and six months ended March 31, 2026, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $169,873 and $347,269, respectively. For the three and six months ended March 31, 2025, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $197,416 and $398,783, respectively.
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
For the three and six months ended March 31, 2026, the Company recognized PIK and non-cash dividend income of $6,158 and $13,192, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2025, the Company recognized PIK and non-cash dividend income of $7,807 and $15,071, respectively, which were capitalized into the cost basis of certain preferred equity investments. For both the three and six months ended March 31, 2026 the Company received $235 of cash payments of accrued and capitalized preferred dividends. For the three and six months ended March 31, 2025 the Company received $1,725 and $3,549, respectively, of cash payments of accrued and capitalized preferred dividends.

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
For the three and six months ended March 31, 2026, the Company recorded dividend income received in cash of $202 and $787, respectively, and return of capital distributions received in cash of $410 and $502, respectively. For the three and six months ended March 31, 2025, the Company recorded dividend income received in cash of $70 and $1,293, respectively, and return of capital distributions received in cash of $109 and $344, respectively.
Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in the Consolidated Statements of Operations.
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $77,727 and $27,321 as of March 31, 2026 and September 30, 2025, respectively.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of March 31, 2026, there were four preferred equity securities on non-accrual status with a fair value of $40,783. As of September 30, 2025, there was one preferred equity security on non-accrual status with a fair value of $0.
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
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC or GBDC 3’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC or GBDC 3 acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
GCIC or GBDC 3 assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As both GCIC and GBDC 3 did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC and GBDC 3’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisitions of GCIC and GBDC 3, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC and GBDC 3 assets acquired were immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC and GBDC 3 through their ultimate disposition. Amortization expense of purchase premium for the three and six months ended March 31, 2026 was $2,520 and $5,688, respectively. Amortization expense of purchase premium for the three and six months ended March 31, 2025 was $4,592 and $10,278, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC or GBDC 3 and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC or GBDC 3.
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
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2026, no U.S. federal excise tax was recorded. For the three months ended March 31, 2025, the Company did not record any U.S. federal excise tax expense. For the six months ended March 31, 2025, the Company recorded a reversal of the accrual for U.S. federal excise tax expense of $475.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2026. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and six months ended March 31, 2026 and 2025, the Company did not record any U.S. income tax expense.
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
Equity Distribution Agreement: On October 6, 2023, the Company entered into an equity distribution agreement, which was most recently amended on May 16, 2025 (the “2023 Equity Distribution Agreement”), by and among the Company, the Investment Adviser, the Administrator, and Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (the “Placement Agents”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $288,043, in an “at the market offering,” in amounts and at times to be determined by the Company. Through March 31, 2026, the Company has issued 2,408,940 of shares of its common stock for net proceeds to the Company of $38,043 under the 2023 Equity Distribution Agreement. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The 2023 Equity Distribution Agreement provides that the Company can offer and sell shares of its common stock from time to time through, or to, the Placement Agents. Sales of the shares can be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the 2023 Equity Distribution Agreement, the Placement Agents receive a commission from the Company of up to 1.50% of the gross sales price of any shares sold through the Placement Agents under the 2023 Equity Distribution Agreement. Offering costs for the 2023 Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. During the three and six months ended March 31, 2026, the Company did not issue any shares of common stock under the 2023 Equity Distribution Agreement. During the three and six months ended March 31, 2025, the Company issued 2,408,940 shares of common stock under the 2023 Equity Distribution Agreement.
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2026 and September 30, 2025, the Company had deferred debt issuance costs of $21,427 and $26,005, respectively.
These amounts are amortized and included in “Interest expense and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2026 was $2,572 and $5,179, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2025 was $2,479 and $5,124, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. These amounts are included in “Other assets” on the Consolidated Statements of Financial Condition.
Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of March 31, 2026, includes the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of financial condition as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Recent Accounting Updates: In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.
Note 3. Related Party Transactions
Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently re-approved the Investment Advisory Agreement in May 2026. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.0% (or 1.375% for periods ending on or before June 30, 2023) of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian but adjusted to exclude cash, cash equivalents, restricted cash and restricted cash equivalents, and foreign currencies so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

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
The base management fee incurred for the three and six months ended March 31, 2026 was $21,035 and $43,150, respectively. The base management fee incurred for the three and six months ended March 31, 2025 was $21,714 and $43,295, respectively.
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
For the three and six months ended March 31, 2026, the Income Incentive Fee incurred was $15,542 and $32,999, respectively. For the three and six months ended March 31, 2025, the Income Incentive Fee incurred was $18,247 and $36,305, respectively.
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
For the three and six months ended March 31, 2026 and 2025, the Company did not accrue a Capital Gain Incentive Fee. As of March 31, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.
In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2026 and 2025, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in “Incentive fee” in the Consolidated Statements of Operations. As of March 31, 2026 and September 30, 2025, there was no cumulative accrual of capital gain incentive fees under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Included in accounts payable and other liabilities is $2,939 and $3,022 as of March 31, 2026 and September 30, 2025, respectively, for accrued allocated shared services under the Administration Agreement.
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
Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2026 were $2,558 and $5,085, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2025 were $1,722 and $4,380, respectively.
As of March 31, 2026 and September 30, 2025, included in accounts payable and other liabilities were $1,114 and $2,527, respectively, for expenses paid on behalf of the Company by the Administrator.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2026 and September 30, 2025, permits the Company to borrow a maximum of $300,000 and expires on June 13, 2032. Refer to Note 7 for discussion of the Adviser Revolver.
Note 4. Investments
Investments as of March 31, 2026 and September 30, 2025 consisted of the following:

	As of March 31, 2026			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$414,687	$411,384	$403,460	$448,400	$444,061	$442,477
One stop	7,478,479	7,381,885	7,241,236	7,735,754	7,633,999	7,615,809
Second lien	27,545	25,762	22,176	31,317	29,607	26,409
Subordinated debt	35,451	35,230	35,014	38,444	38,027	38,412
Equity	N/A	622,755	615,359	N/A	614,244	646,282
Total	$7,956,162	$8,477,016	$8,317,245	$8,253,915	$8,759,938	$8,769,389

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

	As of March 31, 2026		As of September 30, 2025
Amortized Cost:
United States
Southeast	$1,667,160	19.7%	$1,756,509	20.0%
Mid-Atlantic	1,567,372	18.5	1,621,070	18.5
Midwest	1,352,506	15.9	1,395,381	15.9
West	1,217,921	14.4	1,345,106	15.4
Southwest	1,041,863	12.3	1,055,464	12.0
Northeast	476,125	5.6	472,221	5.4
United Kingdom	407,839	4.8	399,688	4.6
Canada	340,373	4.0	337,991	3.9
Finland	81,718	1.0	78,934	0.9
Germany	64,646	0.8	81,459	0.9
Jersey	57,529	0.7	57,493	0.7
Australia	53,545	0.6	54,443	0.6
Luxembourg	44,035	0.5	4,610	0.1
Sweden	36,083	0.4	35,269	0.4
France	28,185	0.3	20,285	0.2
Netherlands	17,757	0.2	12,835	0.1
Israel	17,490	0.2	17,384	0.2
Denmark	4,869	0.1	4,866	0.1
Spain	—	—	8,930	0.1
Total	$8,477,016	100.0%	$8,759,938	100.0%

Fair Value:
United States
Southeast	$1,638,710	19.7%	$1,741,027	19.8%
Mid-Atlantic	1,563,676	18.8	1,641,053	18.7
Midwest	1,331,654	16.0	1,399,325	16.0
West	1,189,120	14.3	1,347,579	15.4
Southwest	977,975	11.8	1,028,584	11.7
Northeast	467,456	5.6	472,847	5.4
United Kingdom	401,420	4.8	407,437	4.6
Canada	333,626	4.0	332,821	3.8
Finland	86,656	1.0	88,087	1.0
Germany	64,446	0.8	87,711	1.0
Jersey	58,061	0.7	59,437	0.7
Australia	55,762	0.7	54,102	0.6
Luxembourg	42,792	0.5	4,890	0.1
Sweden	37,254	0.4	37,383	0.4
France	29,083	0.4	22,233	0.2
Netherlands	17,481	0.2	13,210	0.2
Israel	17,306	0.2	17,757	0.2
Denmark	4,767	0.1	4,821	0.1
Spain	—	—	9,085	0.1
Total	$8,317,245	100.0%	$8,769,389	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2026 and September 30, 2025 were as follows:

	As of March 31, 2026			As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$57,186	0.7%		$54,719	0.6%
Air Freight & Logistics	52,883	0.6		52,825	0.6
Airlines	—	—		8,930	0.1
Auto Components	34,722	0.4		39,106	0.4
Automobiles	379,805	4.5		418,536	4.8
Banks	13,789	0.2		12,895	0.1
Beverages	80,424	0.9		79,802	0.9
Biotechnology	2,000	0.0	*	2,000	0.0	*
Building Products	63,820	0.7		62,749	0.7
Capital Markets	14,122	0.2		14,049	0.2
Chemicals	146,366	1.7		142,340	1.6
Commercial Services & Supplies	177,599	2.1		217,458	2.5
Communications Equipment	16,535	0.2		16,529	0.2
Construction & Engineering	13,241	0.2		12,648	0.1
Containers & Packaging	124,366	1.5		111,514	1.3
Diversified Consumer Services	479,705	5.7		466,558	5.3
Diversified Financial Services	184,837	2.2		171,432	2.0
Diversified Telecommunication Services	1,526	0.0	*	1,525	0.0	*
Electric Utilities	7,251	0.1		7,093	0.1
Electrical Equipment	19,980	0.2		25,139	0.3
Electronic Equipment, Instruments & Components	33,455	0.4		33,484	0.4
Energy Equipment & Services	4,354	0.0	*	4,355	0.0	*
Food & Staples Retailing	35,481	0.4		30,214	0.3
Food Products	225,921	2.7		225,050	2.6
Healthcare Equipment & Supplies	267,232	3.1		325,894	3.7
Healthcare Providers & Services	649,584	7.7		650,544	7.4
Healthcare Technology	370,217	4.4		401,952	4.6
Hotels, Restaurants & Leisure	280,556	3.3		271,432	3.1
Household Durables	621	0.0	*	—	—
Household Products	9,622	0.1		9,511	0.1
Industrial Conglomerates	92,716	1.1		84,797	1.0
Insurance	428,832	5.1		425,336	4.9
Internet & Direct Marketing Retail	103,981	1.2		103,716	1.2
IT Services	284,594	3.4		280,208	3.2
Leisure Products	2,939	0.0	*	14,582	0.2
Life Sciences Tools & Services	125,905	1.5		126,213	1.4
Machinery	31,311	0.4		30,878	0.4
Marine	34,201	0.4		34,593	0.4
Media	19,371	0.2		18,138	0.2
Multiline Retail	32,955	0.4		32,524	0.4
Oil, Gas & Consumable Fuels	2,229	0.0	*	9,925	0.1
Paper & Forest Products	17,838	0.2		18,298	0.2
Personal Products	24,424	0.3		23,887	0.3
Pharmaceuticals	323,451	3.8		321,121	3.7
Professional Services	211,379	2.5		217,398	2.5
Real Estate Management & Development	112,653	1.3		112,592	1.3
Road & Rail	41,717	0.5		43,171	0.5
Software	2,190,421	25.8		2,362,302	27.0
Specialty Retail	462,651	5.5		450,181	5.1
Textiles, Apparel & Luxury Goods	44,268	0.5		43,744	0.5
Trading Companies & Distributors	57,585	0.7		56,605	0.6
Transportation Infrastructure	8,978	0.1		8,904	0.1
Water Utilities	75,417	0.9		70,542	0.8
Total	$8,477,016	100.0%		$8,759,938	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2026			As of September 30, 2025
Fair Value:
Aerospace & Defense	$57,414	0.7%		$54,528	0.6%
Air Freight & Logistics	54,266	0.7		54,006	0.6
Airlines	—	—		9,085	0.1
Auto Components	31,517	0.4		32,910	0.4
Automobiles	376,600	4.5		417,389	4.8
Banks	13,212	0.2		12,951	0.1
Beverages	70,501	0.8		71,405	0.8
Biotechnology	28	0.0	*	149	0.0	*
Building Products	63,451	0.8		62,640	0.7
Capital Markets	13,752	0.2		14,115	0.2
Chemicals	138,969	1.7		137,323	1.6
Commercial Services & Supplies	178,050	2.1		219,594	2.5
Communications Equipment	16,309	0.2		16,585	0.2
Construction & Engineering	13,172	0.2		12,728	0.1
Containers & Packaging	122,527	1.5		111,548	1.3
Diversified Consumer Services	459,628	5.5		462,485	5.3
Diversified Financial Services	185,184	2.2		175,762	2.0
Diversified Telecommunication Services	1,521	0.0	*	1,529	0.0	*
Electric Utilities	7,648	0.1		7,445	0.1
Electrical Equipment	20,059	0.2		25,587	0.3
Electronic Equipment, Instruments & Components	33,680	0.4		34,220	0.4
Energy Equipment & Services	2,149	0.0	*	2,089	0.0	*
Food & Staples Retailing	34,307	0.4		30,171	0.3
Food Products	228,561	2.7		231,437	2.6
Healthcare Equipment & Supplies	271,358	3.3		332,338	3.8
Healthcare Providers & Services	628,788	7.6		645,551	7.4
Healthcare Technology	359,212	4.3		406,376	4.6
Hotels, Restaurants & Leisure	280,739	3.4		272,038	3.1
Household Durables	626	0.0	*	—	—
Household Products	9,615	0.1		9,564	0.1
Industrial Conglomerates	97,347	1.2		90,985	1.0
Insurance	427,801	5.1		426,028	4.9
Internet & Direct Marketing Retail	90,417	1.1		87,060	1.0
IT Services	290,715	3.5		292,679	3.3
Leisure Products	4,620	0.1		16,174	0.2
Life Sciences Tools & Services	125,822	1.5		128,419	1.5
Machinery	30,682	0.4		30,896	0.3
Marine	33,049	0.4		34,116	0.4
Media	18,843	0.2		17,634	0.2
Multiline Retail	31,815	0.4		33,243	0.4
Oil, Gas & Consumable Fuels	954	0.0	*	9,149	0.1
Paper & Forest Products	18,149	0.2		18,524	0.2
Personal Products	25,131	0.3		23,769	0.3
Pharmaceuticals	319,464	3.8		322,002	3.7
Professional Services	208,310	2.5		221,818	2.5
Real Estate Management & Development	110,328	1.3		112,254	1.3
Road & Rail	40,772	0.5		42,612	0.5
Software	2,149,728	25.9		2,387,723	27.2
Specialty Retail	440,898	5.3		436,744	5.0
Textiles, Apparel & Luxury Goods	42,363	0.5		41,934	0.5
Trading Companies & Distributors	52,824	0.6		52,247	0.6
Transportation Infrastructure	8,935	0.1		8,856	0.1
Water Utilities	75,435	0.9		70,975	0.8
Total	$8,317,245	100.0%		$8,769,389	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of March 31, 2026 and September 30, 2025 were as follows:

As of March 31, 2026
Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited		€14,650	EUR	16,498	USD	5/12/2027	$—	$(645)
Macquarie Bank Limited		€20,300	EUR	22,346	USD	5/27/2027	—	(1,395)
Macquarie Bank Limited		£22,000	GBP	30,140	USD	2/2/2028	1,263	—
							$1,263	$(2,040)

SMBC Capital Markets, Inc.		€33,200	EUR	39,008	USD	5/27/2027	$76	$—
SMBC Capital Markets, Inc.		€22,600	EUR	26,965	USD	1/20/2028	277	—
SMBC Capital Markets, Inc.		$12,500	CAD	9,398	USD	2/2/2028	227	—
SMBC Capital Markets, Inc.		£22,800	GBP	31,131	USD	2/4/2028	1,212	—
							$1,792	$—

Wells Fargo Bank, N.A.		£13,900	GBP	18,492	USD	10/28/2026	$138	$—
Wells Fargo Bank, N.A.		€30,700	EUR	36,579	USD	1/20/2028	329	—
Wells Fargo Bank, N.A.	A$	27,000	AUD	18,549	USD	2/4/2028	239	—
							$706	$—

As of September 30, 2025
Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited		€3,900	EUR	4,371	USD	1/30/2026	$—	$(235)
Macquarie Bank Limited		£21,900	GBP	27,811	USD	2/2/2026	—	(1,615)
Macquarie Bank Limited		€35,000	EUR	39,008	USD	2/5/2026	—	(2,338)
Macquarie Bank Limited	A$	26,100	AUD	17,179	USD	2/5/2026	—	(109)
Macquarie Bank Limited		€14,650	EUR	16,498	USD	5/12/2027	—	(1,079)
Macquarie Bank Limited		€20,300	EUR	22,346	USD	5/27/2027	—	(1,990)
							$—	$(7,366)

SMBC Capital Markets, Inc.		€22,000	EUR	24,594	USD	1/20/2026	$—	$(1,367)
SMBC Capital Markets, Inc.		€23,750	EUR	26,543	USD	1/20/2026	—	(1,483)
SMBC Capital Markets, Inc.		$7,400	CAD	5,533	USD	2/2/2026	185	—
SMBC Capital Markets, Inc.		£21,900	GBP	27,746	USD	2/5/2026	—	(1,672)
SMBC Capital Markets, Inc.		€33,200	EUR	39,008	USD	5/27/2027	—	(910)
							$185	$(5,432)
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and six months ended March 31, 2026 and 2025 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Foreign exchange	$(10,258)	$5,997	$(10,258)	$7,203

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Foreign exchange	$14,042	$(15,495)	$14,334	$6,432
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2026 and 2025:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Forward currency contracts	$228,316	$328,164	$246,305	$339,465
Interest Rate Swaps
In connection with the 2028 Notes and 2029 Notes (each as defined in Note 7), the Company entered into interest rate swap agreements to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. The Company designated these interest rate swaps and the 2028 and 2029 Notes as a qualifying fair value hedge accounting relationship. See Note 7 for more information on the 2028 and 2029 Notes. As of March 31, 2026, the counterparties to the Company’s interest rate swap agreements were SMBC Capital Markets, Inc. and Macquarie Bank Limited. The outstanding interest rate swaps as of March 31, 2026 and September 30, 2025 were as follows:

As of March 31, 2026
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	3.327%	11/5/2028	$225,000	$1,543	$—
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	2.835%	11/5/2028	225,000	4,288	—
SMBC Capital Markets, Inc	2028 Notes	5.050%	D SOFR+	1.723%	12/5/2028	250,000	—	(2,190)
SMBC Capital Markets, Inc	2029 Notes	6.248%	1M SOFR+	2.444%	6/15/2029	600,000	2,552	—
							$8,383	$(2,190)
Macquarie Bank Limited	2029 Notes	5.881%	3M SOFR+	2.012%	6/15/2029	150,000	$1,009	$—
							$1,009	$—

As of September 30, 2025
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	3.327%	11/5/2028	$225,000	$3,513	$—
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	2.835%	11/5/2028	225,000	6,772	—
SMBC Capital Markets, Inc	2028 Notes	5.050%	D SOFR+	1.723%	12/5/2028	250,000	—	(689)
SMBC Capital Markets, Inc	2029 Notes	6.248%	1M SOFR+	2.444%	6/15/2029	600,000	7,780	—
							$18,065	$(689)
Macquarie Bank Limited	2029 Notes	5.881%	3M SOFR+	2.012%	6/15/2029	150,000	$2,343	$—
							$2,343	$—
As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest and other debt financing expenses. The net unrealized loss related to the fair value hedge was $158 and $170, respectively, for the three and six months ended March 31, 2026. The net unrealized loss related to the fair value hedge was $35 and $4,696, respectively, for the three and six months ended March 31, 2025. The net unrealized gain/(loss) related to the fair value hedge is included in “Interest

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
and other debt financing expenses” in the Company’s Consolidated Statement of Operations. The table below presents the components of the net unrealized loss related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2028 and 2029 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three and six months ended March 31, 2026 and 2025:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Hedging instruments (Interest rate swaps)	$(10,999)	$17,717	$(12,517)	$(21,225)
Hedged items (Unsecured notes)	10,841	(17,752)	12,347	16,529
Fair market value adjustments for hedge accounting recognized in interest expense	$(158)	$(35)	$(170)	$(4,696)
The table below presents the carrying value, which is inclusive of (i) unamortized premium and/or unaccreted original issue discount and (ii) the cumulative adjustment for the change in fair value of an effective hedge accounting relationship, of the 2028 and 2029 Notes as of March 31, 2026 and September 30, 2025 that are designated in qualifying hedging relationships and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationships included in such carrying value:

	As of March 31, 2026		As of September 30, 2025
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
2028 Notes	$712,928	$3,589	$720,521	$9,445
2029 Notes	750,156	3,742	756,102	10,232
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
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as “Other assets” or “Accounts payable and other liabilities”. As of March 31, 2026 and September 30, 2025, there was $0 and $4,890, respectively, of collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2026 and September 30, 2025:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2026
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized appreciation on derivatives	$2,272	$(2,040)	$232	$—	$232
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	10,175	(2,190)	7,985	—	7,985
Wells Fargo Bank, N.A.	Net unrealized appreciation on derivatives	706	—	706	—	706

As of September 30, 2025
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized depreciation on derivatives	$2,343	$(7,366)	$(5,023)	$4,890	$(133)
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	18,250	(6,121)	12,129	—	12,129
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2026 and 2025. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment prepared by the professionals of the Valuation Designee responsible for the valuation function, based on the fair value methodology in accordance with ASC Topic 820 described below (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de-minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. The valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of the Company’s debt and equity investments without readily available market quotations (subject to a de minimis threshold), was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of March 31, 2026 and September 30, 2025 were valued using Level 3 inputs. As of March 31, 2026 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.

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
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of March 31, 2026 and September 30, 2025:

As of March 31, 2026	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$7,701,886	$7,701,886
Equity investments(1)	—	—	615,359	615,359
Money market funds(1)(2)	86,238	—	—	86,238
Forward currency contracts	—	3,761	—	3,761
Interest rate swaps	—	9,392	—	9,392
Total assets, at fair value:	$86,238	$13,153	$8,317,245	$8,416,636
Liabilities, at fair value:
Forward currency contracts	$—	$(2,040)	$—	$(2,040)
Interest rate swaps	—	(2,190)	—	(2,190)
Total liabilities, at fair value:	$—	$(4,230)	$—	$(4,230)

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$8,123,107	$8,123,107
Equity investments(1)	—	—	646,282	646,282
Money market funds(1)(2)	93,656	—	—	93,656
Forward currency contracts	—	185	—	185
Interest rate swaps	—	20,408	—	20,408
Total assets, at fair value:	$93,656	$20,593	$8,769,389	$8,883,638
Liabilities, at fair value:
Forward currency contracts	$—	$(12,798)	$—	$(12,798)
Interest rate swaps	—	(689)	—	(689)
Total liabilities, at fair value:	$—	$(13,487)	$—	$(13,487)

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in “Cash equivalents” and “Restricted cash equivalents” on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2026 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2026 was ($144,435) and ($170,003), respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2025 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2025 was $8,020 and ($28,233), respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2026 and 2025:

	For the six months ended March 31, 2026
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$8,123,107	$646,282	$8,769,389
Net change in unrealized appreciation (depreciation) on investments	(121,216)	(39,430)	(160,646)
Net translation of investments in foreign currencies	(8,572)	(5)	(8,577)
Realized gain (loss) on investments	(6,611)	2,442	(4,169)
Realized gain (loss) on translation of investments in foreign currencies	1,040	—	1,040
Fundings of (proceeds from) revolving loans, net	11,314	—	11,314
Fundings of investments	282,102	14,032	296,134
PIK interest and non-cash dividends	32,718	13,192	45,910
Proceeds from non-cash dividends	—	(235)	(235)
Proceeds from principal payments and sales of portfolio investments	(618,592)	(20,919)	(639,511)
Accretion of discounts and amortization of premiums	6,596	—	6,596
Fair value, end of period	$7,701,886	$615,359	$8,317,245

	For the six months ended March 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$7,656,873	$578,420	$8,235,293
Net change in unrealized appreciation (depreciation) on investments	52,525	(13,601)	38,924
Net translation of investments in foreign currencies	(22,777)	(23)	(22,800)
Realized gain (loss) on investments	(41,842)	(378)	(42,220)
Realized gain (loss) on translation of investments in foreign currencies	(2,913)	—	(2,913)
Funding of (proceeds from) revolving loans, net	5,016	—	5,016
Fundings of investments	1,156,083	51,965	1,208,048
PIK interest and non-cash dividends	27,921	15,071	42,992
Proceeds from non-cash dividends	—	(3,549)	(3,549)
Proceeds from principal payments and sales of portfolio investments	(825,971)	(14,372)	(840,343)
Accretion of discounts and amortization of premiums	2,678	—	2,678
Fair value, end of period	$8,007,593	$613,533	$8,621,126

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2026	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$403,460	Yield analysis	Market interest rate	7.8% - 14.8% (9.3%)
		Market comparable companies	EBITDA multiples	3.5x - 20.5x (13.7x)
One stop loans(3)(4)	$7,228,554	Yield analysis	Market interest rate	3.5% - 20.0% (9.3%)
		Market comparable companies	EBITDA multiples	4.3x - 29.5x (14.4x)
			Revenue multiples	0.8x - 14.5x (6.5x)
	12,682	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(5)	$57,190	Yield analysis	Market interest rate	10.8% - 14.3% (12.2%)
		Market comparable companies	EBITDA multiples	4.3x - 21.0x (14.7x)
Equity(6)	$615,359	Market comparable companies	EBITDA multiples	4.3x - 26.0x (13.5x)
			Revenue multiples	0.8x - 18.5x (7.9x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$5,994 of loans at fair value were valued using the market comparable companies approach only.
(3)$92,049 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $6,431,803 and $796,751 of one stop loans using EBITDA and revenue multiples, respectively.
(5)$107 of loans at fair value were valued using the market comparable companies approach only.
(6)The Company valued $550,230 and $65,129 of equity investments using EBITDA and revenue multiples, respectively.

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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company's 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes (as defined in Note 7) is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of the Company’s remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of Company’s revolving credit facilities approximates the carrying value due to their variable interest rates based on selected short-term rates.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following are the carrying values and fair values of the Company’s debt as of March 31, 2026 and September 30, 2025.

	As of March 31, 2026		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$4,723,905	$4,703,332	$4,926,778	$4,934,395
(1) As of March 31, 2026 and September 30, 2025, carrying value is inclusive of (i) unamortized premium and/or unaccreted original issue discount and (ii) an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2028 and 2029 Notes. See Note 5 for additional information.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of March 31, 2026, the Company’s asset coverage for borrowed amounts was 178.8%.
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
Through October 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2024 Debt Securitization, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are scheduled to mature on October 20, 2036. The Subordinated 2024 Notes are due in 2124. The Class A-1R and Class A-2RR 2024 Notes are included in the March 31, 2026 Consolidated Statement of Financial Condition as debt of the Company. As of March 31, 2026, the Class B-R, Class C-R and Subordinated 2024 Notes were eliminated in consolidation.

As of March 31, 2026 and September 30, 2025, there were 139 and 126 portfolio companies, respectively, with a total fair value of $2,164,727 and $2,161,579, respectively, securing the 2024 Debt Securitization. The pool of loans in the 2024 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2024 Debt Securitization is based on three-month SOFR. The three-month SOFR in effect as of March 31, 2026 based on the last interest rate reset was 3.7%.

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2024 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$18,064	$20,229	$37,443	$30,441
Amortization of debt issuance costs	229	229	464	341
Total interest and other debt financing expenses	$18,293	$20,458	$37,907	$30,782
Cash paid for interest expense	$19,061	$—	$39,436	$—
Annualized average stated interest rate	5.4%	6.0%	5.5%	6.1%
Average outstanding balance	$1,364,000	$1,364,000	$1,364,000	$1,004,264

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2026, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A-1R and A-2RR 2024 Notes are as follows:

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
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$1,839
Amortization of debt issuance costs	—	—	—	—
Total interest and other debt financing expenses	$—	$—	$—	$1,839
Cash paid for interest expense	$—	$—	$—	$5,152
Annualized average stated interest rate	N/A	N/A	N/A	7.1%
Average outstanding balance	$—	$—	$—	$51,905
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
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$1,682
Accretion of discounts on notes issued	—	—	—	—
Amortization of debt issuance costs	—	—	—	—
Total interest and other debt financing expenses	$—	$—	$—	$1,682
Cash paid for interest expense	$—	$—	$—	$4,861
Annualized average stated interest rate	N/A	N/A	N/A	6.1%
Average outstanding balance	$—	$—	$—	$55,356
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
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2021 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$2,694
Amortization of debt issuance costs	—	—	—	—
Total interest expense	$—	$—	$—	$2,694
Cash paid for interest expense	$—	$—	$—	$7,355
Annualized average stated interest rate	N/A	N/A	N/A	6.9%
Average outstanding balance	$—	$—	$—	$78,593
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
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$—	$3,413	$—	$7,448
Amortization of debt issuance costs	—	—	—	—
Total interest expense	$—	$3,413	$—	$7,448
Cash paid for interest expense	$—	$3,932	$—	$8,292
Annualized average stated interest rate	N/A	6.5%	N/A	6.7%
Average outstanding balance	$—	$214,289	$—	$223,976
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022-2 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$3,504
Amortization of debt issuance costs	—	—	—	—
Total interest expense	$—	$—	$—	$3,504
Cash paid for interest expense	$—	$—	$—	$7,197
Annualized average stated interest rate	N/A	N/A	N/A	7.5%
Average outstanding balance	$—	$—	$—	$93,956

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
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the “GBDC 3 DB Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$3,820
Facility fees	—	—	—	244
Total interest and other debt financing expenses	$—	$—	$—	$4,064
Cash paid for interest expense and facility fees	$—	$—	$—	$11,680
Annualized average stated interest rate¹	N/A	N/A	N/A	6.8%
Average outstanding balance	$—	$—	$—	$112,364
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of March 31, 2026, allowed the Company to borrow up to $1,997,500 in U.S. dollars and certain agreed upon foreign currencies (“Outstanding Commitments”), subject to leverage and borrowing base restrictions. Through a series of agreements, most recently on November 15, 2024 and December 6, 2024, the Company, through the accordion feature, increased the aggregate commitments under the JPM Credit Facility from $1,822,500 to $1,997,500. On April 4, 2025, the Company amended and restated the JPM Credit Facility to among other things, (i) change the applicable margin to a range of 1.525% to 1.775% for any Term Benchmark Loan or RFR Loan (as defined in the JPM Credit Facility) or a range of 0.525% to 0.775% for any ABR Loan (each as defined in the JPM Credit Facility), (ii) reduce the unused fee rate on all unused commitments to 0.325% from 0.375%, (iii) extend the maturity date to April 4, 2030 from August 6, 2029 and (iv) amend the accordion provision to permit increases to the total commitments to up to $3,000,000.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Borrowings for any Term Benchmark Loan or RFR Loan (each as defined in the JPM Credit Facility) under the JPM Credit Facility bear interest at the applicable base rate plus a margin of 1.525% if the gross borrowing base is equal to or greater than 2.0 times the Outstanding Commitments, 1.650% if the gross borrowing base is less than 2.0 times and equal to or greater than 1.60 times the Outstanding Commitments or 1.775% if the gross borrowing base is less than 1.60 times the Outstanding Commitments, subject to compliance with a borrowing base test. The applicable base rate under the JPM Credit Facility is (i) one-month SOFR with respect to any advances denominated in U.S. dollars plus an adjustment of 0.10%, (ii) SONIA with respect to any advances denominated in U.K. pound sterling plus an adjustment of 0.0326%, (iii) one-month EURIBOR with respect to any advances denominated in Euros, (iv) CORRA with respect to any advances denominated in Canadian Dollars plus an adjustment of 0.029547%, (v) Australian Bank Bill Swap Bid Rate (“BBSY”) with respect to any advances denominated in Australian Dollars plus an adjustment of 0.20% and (vi) the relevant rate as defined in the JPM Credit Facility for borrowings in other currencies. Borrowings for any ABR Loan (as defined in the JPM Credit Facility) bear interest at the applicable base rate plus a margin of 0.525% if the gross borrowing base is equal to or greater than 2.0 times the Outstanding Commitments, 0.650% if the gross borrowing base is less than 2.0 times and equal to or greater than 1.60 times the Outstanding Commitments or 0.775% if the gross borrowing base is less than 1.60 times the Outstanding Commitments. As of March 31, 2026, the applicable margin for Term Benchmark Loans and RFR Loans (as defined in the JPM Credit Facility) was 1.525% and the applicable margin for ABR Loans (as defined in the JPM Credit Facility) was 0.525%.

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
As of March 31, 2026 and September 30, 2025, the Company had outstanding debt of $947,674 and $1,098,437, respectively, and no letters of credit outstanding under the JPM Credit Facility.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$11,084	$16,053	$24,785	$33,098
Facility fees	807	849	1,556	1,637
Amortization of debt issuance costs	906	920	1,832	2,151
Total interest and other debt financing expenses	$12,797	$17,822	$28,173	$36,886
Cash paid for interest expense and facility fees	$10,745	$17,434	$24,188	$37,455
Annualized average stated interest rate¹	4.6%	5.9%	4.7%	6.1%
Average outstanding balance	$981,048	$1,106,198	$1,048,651	$1,095,615
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance, other than the issue date and the issue price. As of both March 31, 2026 and September 30, 2025, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$3,750	$3,750	$7,500	$7,500
Accretion of discounts on notes issued	131	131	265	265
Amortization of debt issuance costs	368	386	744	789
Total interest and other debt financing expenses	$4,249	$4,267	$8,509	$8,554
Cash paid for interest expense	$7,500	$7,500	$7,500	$7,500
Annualized average stated interest rate	2.5%	2.5%	2.5%	2.5%
Average outstanding balance	$600,000	$600,000	$600,000	$600,000
2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both March 31, 2026 and September 30, 2025, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.
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
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$1,794	$1,794	$3,588	$3,588
Accretion of discounts on notes issued	181	181	365	366
Amortization of debt issuance costs	201	211	406	432
Total interest and other debt financing expenses	$2,176	$2,186	$4,359	$4,386
Cash paid for interest expense	$3,588	$3,588	$3,588	$3,588
Annualized average stated interest rate	2.1%	2.1%	2.1%	2.1%
Average outstanding balance	$350,000	$350,000	$350,000	$350,000

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2028 Notes: On December 5, 2023, the Company issued $450,000 in aggregate principal amount of unsecured notes (the “2028 Notes”) and on September 19, 2025, the Company issued an additional $250,000 in aggregate principal amount of 2028 Notes under the same terms as the original issuance, other than the issue date and issue price. As of both March 31, 2026 and September 30, 2025, the outstanding aggregate principal amount of the 2028 Notes was $700,000. The 2028 Notes bear interest at a rate of 7.050% per year payable semi-annually in arrears on June 5 and December 5 of each year, commencing on June 5, 2024. The 2028 Notes mature on December 5, 2028.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest and facility fees, annualized average contractual interest rate swap and stated interest rates and average outstanding balances for the 2028 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$12,336	$7,931	$24,674	$15,862
Net contractual interest rate swap expense	(420)	115	27	853
Net (gain)/loss related to the fair value hedge	97	35	99	7,444
Accretion of discounts (premium) on notes issued	(859)	238	(1,737)	481
Amortization of debt issuance costs	441	304	869	622
Total interest and other debt financing expenses	$11,595	$8,623	$23,932	$25,262
Cash paid (received) for interest expense(1)	$11,055	$8,409	$27,894	$16,901
Annualized average contractual interest rate swap and stated interest rate	6.9%	7.3%	7.1%	7.4%
Average outstanding balance	$700,000	$450,000	$700,000	$450,000

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2028 Notes.
2029 Notes: On February 1, 2024, the Company issued $600,000 in aggregate principal amount of unsecured notes (the “2029 Notes”) and on December 3, 2024, the Company issued an additional $150,000 in aggregate principal amount of 2029 Notes under the same terms as the original issuance, other than the issue date and the issue price. As of both March 31, 2026 and September 30, 2025, the outstanding aggregate principal amount of the 2029 Notes was $750,000. The 2029 Notes bear interest at a rate of 6.000% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2024. The 2029 Notes mature on July 15, 2029.
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
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest and facility fees, annualized average contractual interest rate swap and stated interest rates and average outstanding balances for the 2029 Notes were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$11,250	$11,250	$22,500	$20,950
Net contractual interest rate swap expense	(67)	1,196	491	2,893
Net (gain)/loss related to the fair value hedge	61	(1)	71	(2,748)
Accretion of discounts on notes issued	269	268	544	569
Amortization of debt issuance costs	427	429	864	789
Total interest and other debt financing expenses	$11,940	$13,142	$24,470	$22,453
Cash paid (received) for interest expense (1)	$21,857	$23,301	$24,283	$23,301
Annualized average contractual interest rate swap and stated interest rate	6.0%	6.7%	6.1%	6.9%
Average outstanding balance	$750,000	$750,000	$750,000	$698,077

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2029 Notes.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of both March 31, 2026 and September 30, 2025, the Company was permitted to borrow up to $300,000. On June 13, 2025, the Company amended the Adviser Revolver to, among other things, increase the borrowing capacity under the Adviser Revolver from $200,000 to $300,000, extend the maturity date to June 13, 2032, and amend the rate that interest accrues on each loan from the short-term applicable federal rate to the mid-term applicable federal rate. The Adviser Revolver bears an interest rate equal to the mid-term Applicable Federal Rate (“AFR”). The mid-term AFR as of March 31, 2026 was 3.9%.
As of March 31, 2026, the Company had no outstanding debt under the Adviser Revolver. As of September 30, 2025, the Company had outstanding debt of $39,200 under the Adviser Revolver.
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$19	$—	$33	$—
Cash paid for interest expense	14	—	71	—
Annualized average stated interest rate	3.6%	N/A	3.6%	N/A
Average outstanding balance	$2,222	$—	$1,822	$—
For the three and six months ended March 31, 2026, the average total debt outstanding was $4,747,270 and $4,814,473, respectively. For the three and six months ended March 31, 2025, the average total debt outstanding was $4,834,487 and $4,814,106, respectively.
For the three and six months ended March 31, 2026, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes and interest rate swaps, on the Company's total debt was 5.2% and 5.3%, respectively. For the three and six months ended March 31, 2025, the effective

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes and interest rate swaps, on the Company's total debt was 5.9% and 6.0%, respectively.
A summary of the Company’s maturity requirements for borrowings as of March 31, 2026 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2024 Debt Securitization	$1,364,000	$—	$—	$—	$1,364,000
JPM Credit Facility	947,674	—	—	947,674	—
2026 Notes(1)	599,789	599,789	—	—	—
2027 Notes(1)	349,358	349,358	—	—	—
2028 Notes(1)(2)	712,928	—	712,928	—	—
2029 Notes(1)(2)	750,156	—	—	750,156	—
Total borrowings	$4,723,905	$949,147	$712,928	$1,697,830	$1,364,000
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 8. Commitments and Contingencies
Commitments: As of March 31, 2026, the Company had outstanding commitments to fund investments totaling $680,459, including $234,009 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $927,887, including $252,574 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of March 31, 2026 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it could not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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
Note 9. Financial Highlights
The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2026	2025
Net asset value at beginning of period	$14.97	$15.19
Net increase in net assets as a result of repurchases of shares	0.03	—
Distributions declared:
From net investment income - after tax	(0.72)	(0.87)
Net investment income - after tax	0.69	0.74
Net realized gain (loss) on investment transactions	(0.05)	(0.15)
Net realized gain (loss) on extinguishment of debt	—	0.00 (2)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.57)	0.13
Net asset value at end of period	$14.35	$15.04
Per share market value at end of period	$12.66	$15.14
Total return based on market value(4)	(2.48)%	5.96%
Number of common shares outstanding	261,147,881	268,831,114

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2026	2025
Ratio of net investment income - after tax to average net assets*	9.26%	9.72%
Ratio of total expenses to average net assets*(5)	10.07%	11.02%
Ratio of incentive fees to average net assets(5)	0.84%	0.90%
Ratio of income and excise taxes to average net assets(5)	0.00%	(0.01)%
Ratio of net expenses (without incentive fees) to average net assets*(5)	9.23%	10.12%
Total return based on average net asset value(6)	0.47%	4.72%
Total return based on average net asset value - annualized(6)	0.94%	9.47%
Net assets at end of period	$3,748,120	$4,043,498
Average debt outstanding	$4,814,473	$4,814,106
Average debt outstanding per share	$18.44	$17.91
Portfolio turnover*	6.91%	19.86%
Asset coverage ratio(7)	178.78%	182.80%
Asset coverage ratio per unit(8)	$1,788	$1,828
Average market value per unit:(9)
2018 Debt Securitization	—	N/A
GCIC 2018 Debt Securitization	—	N/A
GBDC 3 2021 Debt Securitization	—	N/A
GBDC 3 2022 Debt Securitization	—	N/A
GBDC 3 2022-2 Debt Securitization	—	N/A
2024 Debt Securitization	N/A	N/A
GBDC 3 DB Credit Facility	—	N/A
JPM Credit Facility	N/A	N/A
2026 Notes	$987	$956
2027 Notes	$970	$934
2028 Notes	$1,046	$1,045
2029 Notes	$1,014	$1,002
Adviser Revolver	N/A	N/A

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2026 and 2025:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Earnings available to stockholders	$(46,796)	$78,984	$18,450	$190,298
Basic and diluted weighted average shares outstanding	262,676,687	266,484,213	263,183,214	265,402,101
Basic and diluted earnings (loss) per share	$(0.18)	$0.30	$0.07	$0.72

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
For the three and six months ended March 31, 2026, the Company did not issue any common stock under the ATM Program.
For the three and six months ended March 31, 2025, the Company issued common stock under the ATM Program as follows:

	Total Number of Shares Issued	Average Offering Price per share	Gross Proceeds	Underwriting Fees/Offering Expenses	Approximate Dollar Value of Shares that May Yet be Issued Under the ATM Program
ATM Program	2,408,940	$15.79	$38,043	$609	$211,957
On August 1, 2025, the Board re-approved the Program to repurchase up to $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization. Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of March 31, 2026, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.
For the three and six months ended March 31, 2026, Wells Fargo Securities, LLC, as broker, had repurchased 4,860,202 shares of the Company’s common stock pursuant to the Program at an average price of $13.11 per share for an aggregate purchase price of approximately $63,708.
For the three and six months ended March 31, 2026, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1 - 31, 2025	2,540,542	$13.69	$34,792	$110,043
December 1 - 31, 2025	82,756	$13.47	$1,115	$108,928
January 1 - 31, 2026	56,604	$13.51	$765	$108,163
February 1 - 28, 2026	853,300	$12.53	$10,693	$97,470
March 1 - 31, 2026	1,327,000	$12.32	$16,343	$81,127
Total	4,860,202	$13.11	$63,708	$81,127

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2025, Wells Fargo Securities, LLC, as broker, had repurchased 409,705 shares of the Company’s common stock pursuant to the Program at an average price of $14.49 per share for an aggregate purchase price of approximately $5,938.
For the three and six months ended March 31, 2025, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 1 - 31, 2025	77,777	$14.53	$1,130	$144,062
Total	77,777	$14.53	$1,130	$144,062 *
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
Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the six months ended March 31, 2026
11/14/2025	12/15/2025	12/30/2025	$0.39	$84,480	—	$18,272	(1)
02/02/2026	03/13/2026	03/30/2026	$0.33	$72,330	—	$14,107	(2)
For the six months ended March 31, 2025
06/02/2024	11/29/2024	12/13/2024	$0.05	$10,760	—	$2,454	(3)
11/14/2024	11/29/2024	12/13/2024	$0.04	$8,607	—	$1,964	(4)
11/14/2024	12/09/2024	12/27/2024	$0.39	$84,514	1,221,469	$18,554
02/03/2025	03/03/2025	03/28/2025	$0.39	$89,334	1,001,354	$15,150

(1)In accordance with the Company’s DRIP, 1,347,354 shares of the Company's stock were purchased in the open market at an average price of $13.56 and were allocated to stockholders of the Company participating in DRIP.
(2)In accordance with the Company’s DRIP, 1,115,280 shares of the Company's stock were purchased in the open market at an average price of $12.65 and were allocated to stockholders of the Company participating in DRIP.
(3)In accordance with the Company’s DRIP, 162,709 shares of the Company's stock were purchased in the open market at an average price of $15.08 and were allocated to stockholders of the Company participating in DRIP.
(4)In accordance with the Company’s DRIP, 130,168 shares of the Company’s stock were purchased in the open market at an average price of $15.08 and were allocated to stockholders of the Company participating in DRIP.
Note 13. Subsequent Events
In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
On May 1, 2026, the Company’s Board declared a quarterly distribution of $0.33 per share payable on June 29, 2026 to holders of record as of June 15, 2026.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the period of April 1, 2026 through May 4, 2026, Wells Fargo Securities, LLC, as broker, has repurchased 652,700 shares of the Company’s common stock pursuant to the Program (as defined in Note 2) for an aggregate purchase price of approximately $8,440 at an average price of $12.93 per share.

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
Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2026. Under an administrative agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
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
As of March 31, 2026 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of March 31, 2026		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$403,460	4.9%	$442,477	5.0%
One stop	7,241,236	87.0	7,615,809	86.8
Second lien	22,176	0.3	26,409	0.3
Subordinated debt	35,014	0.4	38,412	0.5
Equity	615,359	7.4	646,282	7.4
Total	$8,317,245	100.0%	$8,769,389	100.0%
(1) “Capital under management” is a gross measure of invested capital including leverage as of January 1, 2026.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2026 and September 30, 2025, one stop loans included $630.1 million and $771.9 million, respectively, of recurring revenue loans at fair value.
As of March 31, 2026 and September 30, 2025, we had debt and equity investments in 420 and 417 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on (i) our average net asset value, (ii) our average net asset value per share, and (iii) the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and March 31, 2025:

	For the three months ended		For the six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Weighted average income yield(1)*	9.4%	9.7%	9.6%	10.6%
Weighted average investment income yield(2)*	9.7%	10.0%	9.9%	11.0%
Weighted average income yield of total investments(3)*	8.8%	9.2%	9.0%	10.0%
Weighted average investment income yield of total investments(4)*	9.1%	9.5%	9.3%	10.5%
Total return based on average net asset value(5)	(1.2)%	1.6%	0.5%	4.7%
Annualized total return based on average net asset value(5)*	N/A	6.5%	0.9%	9.5%
Total return based on net asset value per share(6)	(1.3)%	1.7%	0.5%	4.8%
Annualized total return based on net asset value per share(6)*	N/A	6.7%	1.0%	9.6%
Total return based on market value(7)	(4.3)%	2.0%	(2.5)%	6.0%

*Annualized
(1)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees, discounts and GCIC/GBDC 3 acquisition purchase premium (as described in Note 2 of the consolidated financial statements), divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, excluding amortization of GCIC/GBDC 3 acquisition purchase premium (as described in Note 2 of the consolidated financial statements), divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(3)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees, discounts and GCIC/GBDC 3 acquisition purchase premium (as described in Note 2 of the consolidated financial statements), divided by the daily average total fair value of portfolio company investments, and does not represent a return to any investor in us.
(4)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, excluding amortization of GCIC/GBDC 3 acquisition purchase premium (as described in Note 2 of the consolidated financial statements), divided by the daily average total fair value of portfolio company investments, and does not represent a return to any investor in us.
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

In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies—Revenue Recognition.” We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in the Consolidated Statements of Operations.
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

Recent Developments
On May 1, 2026, our Board declared a quarterly distribution of $0.33 per share, which is payable on June 29, 2026 to holders of record as of June 15, 2026.
For the period of April 1, 2026 through May 4, 2026, Wells Fargo Securities, LLC, as broker, has repurchased 652,700 shares of our common stock pursuant to the Program (as defined in Note 2 of our consolidated financial statements) for an aggregate purchase price of approximately $8.4 million at an average price of $12.93 per share.

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
Consolidated operating results for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and March 31, 2025 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	2026 vs. 2025
	(In thousands)
Interest income	$160,656	$180,380	$(19,724)	$341,036	$388,185	$(47,149)
Payment-in-kind interest income	17,132	14,519	2,613	31,651	25,061	6,590
Discount amortization	5,740	6,544	(804)	12,284	12,955	(671)
GCIC/GBDC 3 acquisition purchase premium amortization	(2,520)	(3,168)	648	(5,688)	(10,278)	4,590
Non-cash dividend income	6,158	7,034	(876)	13,192	15,071	(1,879)
Dividend income	202	585	(383)	787	1,293	(506)
Fee income	766	1,113	(347)	1,879	2,305	(426)
Total investment income	188,134	207,007	(18,873)	395,141	434,592	(39,451)
Total expenses	102,587	111,249	(8,662)	213,836	239,815	(25,979)
Net investment income before taxes	85,547	95,758	(10,211)	181,305	194,777	(13,472)
Income and excise taxes	—	—	—	—	(475)	475
Net investment income after taxes	85,547	95,758	(10,211)	181,305	195,252	(13,947)
Net realized gain (loss) on investment transactions excluding GCIC/GBDC 3 acquisition purchase premium	(10,345)	(3,789)	(6,556)	(14,134)	(38,501)	24,367
Net realized gain (loss) on investment transactions due to GCIC/GBDC 3 acquisition purchase premium	(10)	(49)	39	(59)	(395)	336
Net change in unrealized appreciation (depreciation) on investment transactions excluding GCIC/GBDC 3 acquisition purchase premium	(124,518)	(29,891)	(94,627)	(154,409)	23,119	(177,528)
Net change in unrealized appreciation (depreciation) on investment transactions due to GCIC/GBDC 3 acquisition purchase premium	2,530	3,217	(687)	5,747	10,673	(4,926)
Net gain (loss) on investment transactions	(132,343)	(30,512)	(101,831)	(162,855)	(5,104)	(157,751)
Net realized gain (loss) on extinguishment of debt	—	—	—	—	(48)	48
(Provision) benefit for taxes on unrealized appreciation on investments	—	—	—	—	198	(198)
Net increase (decrease) in net assets resulting from operations	$(46,796)	$65,246	$(112,042)	$18,450	$190,298	$(171,848)
Average earning debt investments, at fair value	$7,785,504	$8,048,361	$(262,857)	$7,899,230	$7,825,114	$74,116
Average earning preferred equity investments, at fair value	$202,793	$230,264	$(27,471)	$200,431	$243,582	$(43,151)
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

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
	(In thousands)
Net investment income after taxes	$85,547	$95,758	$181,305	$195,252
Add: GCIC/GBDC 3 acquisition purchase premium amortization	2,520	3,168	5,688	10,278
Adjusted Net Investment Income	$88,067	$98,926	$186,993	$205,530

Net gain (loss) on investment transactions	$(132,343)	$(30,512)	$(162,855)	$(5,104)
Add: Realized loss on investment transactions due to GCIC/GBDC 3 acquisition purchase premium	10	49	59	395
Less: Net change in unrealized appreciation on investment transactions due to GCIC/GBDC 3 acquisition purchase premium	(2,530)	(3,217)	(5,747)	(10,673)
Adjusted Net Realized and Unrealized Gain/(Loss)	$(134,863)	$(33,680)	$(168,543)	$(15,382)

Net increase (decrease) in net assets resulting from operations	$(46,796)	$65,246	$18,450	$190,298
Add: GCIC/GBDC 3 acquisition purchase premium amortization	2,520	3,168	5,688	10,278
Add: Realized loss on investment transactions due to GCIC/GBDC 3 acquisition purchase premium	10	49	59	395
Less: Net change in unrealized appreciation on investment transactions due to GCIC/GBDC 3 acquisition purchase premium	(2,530)	(3,217)	(5,747)	(10,673)
Adjusted Net Income	$(46,796)	$65,246	$18,450	$190,298
We believe that excluding the financial impact of the GCIC/GBDC 3 acquisition purchase premium in the above non-GAAP financial measures is useful for investors as this is a non-cash expense/loss and is one method we use to measure our results of operations. In addition, we believe that providing the Adjusted Net Investment Income Before Accrual for Capital Gain Incentive Fee is a useful non-GAAP financial measure as such accrual is not contractually payable under the terms of the Investment Advisory Agreement.
Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Investment Income
Investment income decreased from the three months ended December 31, 2025 to the three months ended March 31, 2026 by $18.9 million. The decrease was primarily due to a decrease in interest income as a result of (1) a decrease in the average earning debt investments balance of $262.9 million, (2) the delayed impact of interest base rate reductions from December 2025 and (3) $1.5 million of previously accrued interest income that was recharacterized as payment-in-kind (“PIK”) interest income as such amounts were capitalized and added to the principal balance of certain loans during the period. Investment income decreased from the six months ended March 31, 2025 to the six months ended March 31, 2026 by $39.5 million, primarily due to a decrease in interest income as a result of declining interest base rates and, to a lesser extent, spread compression on new and amended debt investments that was partially offset by interest income earned on an increase in the average earning debt investments balance of $74.1 million. For the three and six months ended March 31, 2026, PIK interest income represented 9.0% and 7.9%, respectively, of total investment income excluding amortization of purchase premium for the GCIC/GBDC 3 acquisitions. For the three and six months ended March 31, 2025, PIK interest income represented 6.4% and 5.6%, respectively, of total investment income excluding amortization of purchase premium for the GCIC/GBDC 3 acquisitions.

The annualized income yield by debt security type for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and March 31, 2025 are as follows:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Senior secured	9.0%	9.4%	9.2%	10.3%
One stop	9.2%	9.6%	9.4%	10.5%
Second lien	13.1%	13.3%	13.2%	13.5%
Subordinated debt	13.4%	13.4%	13.4%	13.8%
Income yields on senior secured and one stop loans decreased for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025 primarily due to the delayed impact of interest base rate reductions in December 2025. Income yields on senior secured and one stop loans decreased for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025, primarily due to declining interest base rates and, to a lesser extent, spread compression on new and amended debt investments. Our loan portfolio is partially insulated from a drop in floating interest rates, as 97.8% of the loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2026 and September 30, 2025, the weighted average base rate floor of our loans was 0.77% and 0.78%, respectively.
As of March 31, 2026, we have second lien investments in three portfolio companies and subordinated debt investments in seven portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and March 31, 2025:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	2026 vs. 2025
	(In thousands)
Interest and other debt financing expenses	$58,497	$63,707	$(5,210)	$122,204	$144,430	$(22,226)
Amortization of debt issuance costs	2,572	2,607	(35)	5,179	5,124	55
Base management fee	21,035	22,115	(1,080)	43,150	43,295	(145)
Income Incentive fee	15,542	17,457	(1,915)	32,999	36,305	(3,306)
Administrative service fee	2,939	3,180	(241)	6,119	6,087	32
Professional fees	1,627	1,785	(158)	3,412	3,605	(193)
General and administrative expenses	375	398	(23)	773	969	(196)
Total expenses	$102,587	$111,249	$(8,662)	$213,836	$239,815	$(25,979)
Average debt outstanding	$4,747,270	$4,991,510	$(244,240)	$4,814,473	$4,814,106	$367
Interest Expense
Interest and other debt financing expenses, net of amortization of debt issuance costs, decreased from the three months ended December 31, 2025 to the three months ended March 31, 2026 by $5.2 million, primarily due to a decrease in interest expense as a result of (1) a decrease in the average debt outstanding of $244.2 million and (2) lower interest base rates on our floating rate borrowings. Interest and other debt financing expenses, including amortization of debt issuance costs, decreased from the six months ended March 31, 2025 to the six months ended March 31, 2026 by $22.2 million, primarily due to reduced borrowing costs resulting from (i) the debt capital refinancings completed during the fiscal year 2025 first quarter, including the 2024 Debt Securitization issuance of $1.3 billion in notes which bear interest at a weighted-average rate of three-month SOFR + 1.58%, (ii) the April 2025 amendment to the JPM Credit Facility that reduced the applicable margin to a range of 1.525% to 1.775% from a range of 1.75% to 1.875% and (iii) decreasing interest base rates on our floating rate borrowings. For more information about our outstanding borrowings for the three and six months ended March 31, 2026 and 2025, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended March 31, 2026 and December 31, 2025, the effective annualized average interest rate1 on our total debt was 5.2% and 5.4%, respectively. For the six months ended March 31, 2026 and 2025, the effective annualized average interest rate1 on our total debt was 5.3% and 6.0%, respectively. The effective annualized average interest rate1 decreased for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 due to lower interest base rates on our floating rate borrowings. The effective annualized average interest rate1 decreased for the six months ended March 31, 2026 compared to the six months ended March 31, 2025 primarily due to reduced borrowing costs resulting from (1) the debt capital refinancing completed during fiscal year 2025, (2) the April 2025 amendment to the JPM Credit Facility that reduced the applicable margin and (3) decreasing interest base rates on our floating rate borrowings.
Management Fee
The base management fee decreased from the three months ended December 31, 2025 to the three months ended March 31, 2026 primarily due to a decrease in average adjusted gross assets from the three months ended December 31, 2025 to the three months ended March 31, 2026.
The base management fee decreased from the six months ended March 31, 2025 to the six months ended March 31, 2026 primarily due to a decrease in average adjusted gross assets from the six months ended March 31, 2025 to the six months ended March 31, 2026.
1 The effective average interest rate includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net unrealized gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes interest rate swaps.

Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
The Income Incentive Fee decreased by $1.9 million from the three months ended December 31, 2025 to the three months ended March 31, 2026 primarily due to a decrease in Pre-Incentive Fee Net Investment Income. The Income Incentive Fee decreased by $3.3 million from the six months ended March 31, 2025 to the six months ended March 31, 2026 primarily due to a decrease in Pre-Incentive Fee Net Investment Income and a lower rate of return on the value of our net assets driven by a decrease in the investment income yield on our investment portfolio due to declining interest base rates and a decrease in our average earning debt investments. For each of the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and March 31, 2025, we were fully through the Income Incentive Fee “catch-up” provision and the Income Incentive Fee was equal to 15% of Pre-Incentive Fee Net Investment Income.
As of March 31, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of March 31, 2026 and September 30, 2025, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.
For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, the administrative service fee, professional fees and general and administrative expenses decreased by $0.4 million from the three months ended December 31, 2025 to the three months ended March 31, 2026, primarily due to decreases across each of these expense categories.
In total, professional fees, the administrative service fee and general and administrative expenses decreased by $0.4 million from the six months ended March 31, 2025 to the six months ended March 31, 2026, primarily due to a decrease in professional fees and general and administrative expenses that was partially offset by an increase in the administrative service fee.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and March 31, 2025 were $2.6 million, $2.5 million, $5.1 million, and $4.4 million, respectively.
As of March 31, 2026 and September 30, 2025, included in accounts payable and other liabilities were $1.1 million and $2.5 million, respectively, of expenses paid on behalf of us by the Administrator.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and March 31, 2025:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	2026 vs. 2025
	(in thousands)			(In thousands)
Net realized gain (loss) from investments	$(1,441)	$(2,669)	$1,228	$(4,110)	$(41,825)	$37,715
Net realized gain (loss) from investments due to GCIC/GBDC 3 acquisition purchase premium	(10)	(49)	39	(59)	(395)	336
Net realized gain (loss) from foreign currency transactions	1,354	(1,120)	2,474	234	(3,879)	4,113
Net realized gain (loss) from forward currency contracts	(10,258)	—	(10,258)	(10,258)	7,203	(17,461)
Net realized gain (loss) on investment transactions	$(10,355)	$(3,838)	$(6,517)	$(14,193)	$(38,896)	$24,703
Unrealized appreciation from investments	$11,111	$23,957	$(12,846)	$24,111	$104,782	$(80,671)
Unrealized (depreciation) from investments	(145,273)	(56,188)	(89,085)	(190,504)	(76,549)	(113,955)
Unrealized appreciation (depreciation) from investments due to GCIC/GBDC 3 acquisition purchase premium	2,530	3,217	(687)	5,747	10,673	(4,926)
Unrealized appreciation (depreciation) from forward currency contracts	14,042	292	13,750	14,334	6,432	7,902
Unrealized appreciation (depreciation) on foreign currency translation	(4,398)	2,048	(6,446)	(2,350)	(11,546)	9,196
Net change in unrealized appreciation (depreciation) on investment transactions	$(121,988)	$(26,674)	$(95,314)	$(148,662)	$33,792	$(182,454)
Net realized gain (loss) on extinguishment of debt	$—	$—	—	$—	$(48)	$48
During the three months ended March 31, 2026, we had a net realized loss of $10.4 million, primarily attributable to (i) $8.9 million of net realized losses recognized on the settlement of forward currency contracts and translation of foreign currency amounts and transactions into U.S. dollars and (ii) realized losses recognized on the restructuring of a portfolio company investment. During the three months ended December 31, 2025, we had a net realized loss of $3.8 million, primarily attributable to (1) realized losses recognized on the restructuring of a portfolio company investment and (2) $1.1 million of net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by $2.8 million of net realized gains recognized on the disposition of equity investments in multiple portfolio companies. During the six months ended March 31, 2026, we had a net realized loss of $14.2 million, primarily attributable to (i) $10.0 million of net realized losses recognized on the settlement of forward currency contracts and translation of foreign currency amounts and transactions into U.S. dollars and (ii) realized losses recognized on the restructuring of two portfolio company investments. During the six months ended March 31, 2025, we had a net realized loss of $38.9 million, primarily attributable to realized losses recognized on the restructuring of debt and equity investments of multiple portfolio company investments and the sale of a portfolio company debt investment that was partially offset by net realized gains recognized on the settlement of forward currency contracts and translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended March 31, 2026, we had $11.1 million in unrealized appreciation on 103 portfolio company investments, which was offset by $145.3 million in unrealized depreciation on 343 portfolio company investments. For the three months ended December 31, 2025, we had $24.0 million in unrealized appreciation on 127 portfolio company investments, which was offset by $56.2 million in unrealized depreciation on 309 portfolio company investments. For the six months ended March 31, 2026, we had $24.1 million in unrealized appreciation on 90 portfolio company investments, which was offset by $190.5 million in unrealized depreciation on 356 portfolio company investments. For the six months ended March 31, 2025, we had $104.8 million in unrealized appreciation on 208 portfolio company investments, which was offset by $76.5 million in unrealized depreciation on 206 portfolio company investments.
Unrealized appreciation for the three months ended March 31, 2026 was primarily due to increases in the fair values of certain equity investments and the reversal of previously recognized unrealized depreciation on the restructuring of a portfolio company investment. Unrealized appreciation for the three months ended December 31, 2025 was primarily due to increases in the fair value of certain equity investments and the reversal of previously recognized unrealized depreciation on the restructuring of a portfolio company investment. Unrealized appreciation for the six months ended March 31, 2026 was primarily due to increases in the fair values of certain equity investments and the reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments. Unrealized appreciation for the six months ended March 31, 2025 was primarily due to (i) the reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments and (ii) fair valuing recent originations up to or near par.

Unrealized depreciation for the three and six months ended March 31, 2026, primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories, as defined below under the “Portfolio Composition, Investment Activity and Yield” section and (2) isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status and (ii) debt and equity investments in certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the three months ended December 31, 2025 primarily resulted from isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status and (ii) debt and equity investments in certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the six months ended March 31, 2025 primarily resulted from isolated deterioration in credit performance in (i) a small number of portfolio companies and (ii) portfolio companies that were moved to or on non-accrual status.

For the six months ended March 31, 2025, we had a realized loss on extinguishment of debt of less than $0.1 million, which represents the unamortized discount on the GBDC 3 2021 Notes assumed as a result on the GBDC 3 Merger, at termination.

Liquidity and Capital Resources
For the six months ended March 31, 2026, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $22.8 million. During the period, cash provided by operating activities was $460.8 million, primarily as a result of proceeds from principal payments and sales of portfolio investments of $639.5 million, partially offset by purchases and fundings of portfolio investments of $296.1 million, and net investment income after tax of $181.3 million. Lastly, cash used in financing activities was $438.0 million, primarily driven by borrowings on debt of $378.1 million offset by repayments of debt of $562.5 million, distributions paid and purchases of common stock under the DRIP totaling $189.2 million and purchases of common stock under the Program of $63.7 million.
For the six months ended March 31, 2025, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $111.3 million. During the period, cash used in operating activities was $179.3 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $840.3 million and net investment income after tax of $195.3 million, offset by fundings of portfolio investments of $1,208.0 million. Lastly, cash provided by financing activities was $68.0 million, primarily driven by borrowings on debt of $3,731.4 million and net proceeds from the issuance of common stock through the ATM Program (as defined in Note 11 of our consolidated financial statements) of $37.4 million, offset by repayments of debt of $3,496.1 million and distributions paid of $197.6 million.
As of March 31, 2026 and September 30, 2025, we had cash and cash equivalents totaling $65.4 million and $11.9 million, respectively. In addition, we had foreign currencies of $6.8 million and $11.7 million as of March 31, 2026 and September 30, 2025, respectively and restricted cash and restricted cash equivalents totaling $63.0 million and $88.8 million as of March 31, 2026 and September 30, 2025, respectively. We had no restricted foreign currencies as of March 31, 2026 and September 30, 2025. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash, restricted cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable. As of March 31, 2026 and September 30, 2025, we did not have any debt securitizations that were past their reinvestment period term.
Revolving Debt Facilities
JPM Credit Facility - On February 11, 2021, we initially entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of March 31, 2026, allowed us to borrow up to $2.0 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2026 and September 30, 2025, we had outstanding debt under the JPM Credit Facility of $947.7 million and $1,098.4 million, respectively. As of March 31, 2026 and September 30, 2025, subject to leverage and borrowing base restrictions, we had $1,049.8 million and $899.1 million, respectively, of remaining commitments and availability on the JPM Credit Facility.
Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $300.0 million at any one time outstanding as of March 31, 2026. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of March 31, 2026, we had no amounts outstanding on the Adviser Revolver. As of September 30, 2025, we had outstanding debt under the Adviser Revolver of $39.2 million, respectively.
GBDC 3 DB Credit Facility - Effective June 3, 2024, we assumed, as a result of the GBDC 3 Merger (as defined in Note 7 of our consolidated financial statements), the GBDC 3 DB Credit Facility (as defined in Note 7 of our consolidated financial statements). On November 19, 2024, all amounts outstanding under the GBDC 3 DB Credit Facility were repaid, following which the agreements governing the GBDC 3 DB Credit Facility were terminated. As of March 31, 2026 and September 30, 2025, we had no outstanding debt under the GBDC 3 DB Credit Facility.
Debt Securitizations
2024 Debt Securitization - On November 18, 2024, we completed the 2024 Debt Securitization (the “2024 Debt Securitization”). The Class A-1R 2024 Notes and Class A-2RR 2024 Notes (each as defined in Note 7 of our consolidated financial statements) are included in the March 31, 2026 Consolidated Statements of Financial Condition as our debt, and the Class B-R, Class C-R and Subordinated Notes were eliminated in consolidation. As of both March 31, 2026 and September 30, 2025, we had outstanding debt under the 2024 Debt Securitization of $1,364.0 million.
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
2026 Notes
On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both March 31, 2026 and September 30, 2025, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.
2027 Notes
On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both March 31, 2026 and September 30, 2025.
2028 Notes
On December 5, 2023, we issued $450.0 million in aggregate principal amount of the 2028 Notes, On September 19, 2025, we issued an additional $250.0 million in aggregate principal of the 2028 Notes under the same terms of the original issuance, other than the issue date and the issue price. As of both March 31, 2026 and September 30, 2025, we had $700.0 million of outstanding aggregate principal amount of the 2028 Notes.
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
2029 Notes
On February 1, 2024, we issued $600.0 million in aggregate principal amount of the 2029 Notes, and on December 3, 2024, we issued an additional $150.0 million in aggregate principal amount of the 2029 Notes under the same terms of the original issuance other than the issue date and the issue price. As of both March 31, 2026 and September 30, 2025, we had $750.0 million of outstanding aggregate principal amount of the 2029 Notes.
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
Equity Distribution Agreement
On October 6, 2023, we entered into an equity distribution agreement, or, as amended, the 2023 Equity Distribution Agreement, in connection with an at the market program to sell up to $288.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. During the six months ended March 31, 2026, there were no common stock issuances under the 2023 Equity Distribution Agreement. During the six months ended March 31, 2025, we issued 2.4 million shares of common stock for aggregate proceeds totaling $38.0 million under the 2023 Equity Distribution Agreement. As of March 31, 2026 and September 30, 2025, following an amendment to the 2023 Equity Distribution Agreement in May 2025 to increase the aggregate offering amount by $38.0 million, common stock with an aggregate offering amount of $250.0 million remained available for issuance under the 2023 Distribution Agreement.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
As of March 31, 2026, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2026, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 178.8% and 1.27x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash, cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 1.24x as of March 31, 2026.
On August 1, 2025, our board of directors re-approved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150.0 million of our outstanding common stock, exclusive of shares repurchased prior to the date of such authorization, on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the six months ended March 31, 2026, we repurchased 4.9 million shares of our common stock for an aggregate repurchase price of approximately $63.7 million. During the six months ended March 31, 2025, we repurchased 77,777 shares of our common stock for an aggregate repurchase price of approximately $1.1 million.
As of March 31, 2026 and September 30, 2025, we had outstanding commitments to fund investments totaling $680.5 million and $927.9 million, respectively. As of March 31, 2026, total commitments of $680.5 million included $234.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of March 31, 2026 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2026. As of March 31, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts and interest rate swap agreements as of March 31, 2026 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of March 31, 2026 and September 30, 2025, we had investments in 420 and 417 portfolio companies, respectively, with a total fair value of $8.3 billion and $8.8 billion, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and March 31, 2025:

	Three months ended				Six months ended
	March 31, 2026		December 31, 2025		March 31, 2026		March 31, 2025
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$1,000	5.6%	$3,000	6.7%	$4,000	6.4%	$49,825	3.4%
One stop	16,380	92.4	40,499	90.7	56,879	91.2	1,412,490	95.0
Second lien	—	—	—	—	—	—	10,278	0.6
Subordinated debt	—	—	—	—	—	—	—	—
Equity	354	2.0	1,157	2.6	1,511	2.4	14,447	1.0
Total new investment commitments	$17,734	100.0%	$44,656	100.0%	$62,390	100.0%	$1,487,040	100.0%

For the six months ended March 31, 2026, we had approximately $639.5 million in proceeds from principal payments and sales of portfolio investments.
For the six months ended March 31, 2025, we had approximately $840.3 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2026(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$403,719	$400,636	$395,227	$448,216	$443,940	$442,410
Non-accrual(3)	10,968	10,748	8,233	184	121	67
One stop:
Performing	7,324,862	7,252,587	7,171,849	7,663,987	7,582,036	7,588,765
Non-accrual(3)	153,617	129,298	69,387	71,767	51,963	27,044
Second lien:
Performing	22,192	22,038	22,069	26,093	25,882	26,199
Non-accrual(3)	5,353	3,724	107	5,224	3,725	210
Subordinated debt:
Performing	35,451	35,230	35,014	38,444	38,027	38,412
Non-accrual(3)	—	—	—	—	—	—
Equity:
Performing	N/A	568,084	574,576	N/A	613,585	646,282
Non-accrual(3)	N/A	54,671	40,783	N/A	659	—
Total	$7,956,162	$8,477,016	$8,317,245	$8,253,915	$8,759,938	$8,769,389

(1)As of March 31, 2026, $1,640.9 million and $1,551.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of March 31, 2026, $116.1 million and $64.5 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of March 31, 2026, we had loans in fifteen portfolio companies and preferred equity securities in four portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 2.3% and 1.4%, respectively. As of September 30, 2025, we had loans in eight portfolio companies and preferred equity securities in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.6% and 0.3%, respectively.
As of March 31, 2026 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 96.8% and 98.4%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and March 31, 2025:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Weighted average rate of new investment fundings	8.8%	8.6%	8.7%	9.4%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.9%	4.9%	4.9%	5.2%
Weighted average fees of new investment fundings	0.7%	0.6%	0.6%	0.8%
Weighted average rate of sales and payoffs of portfolio investments(1)	9.0%	9.4%	9.2%	10.9%
(1)Excludes the disposition of non-accrual assets.
As of March 31, 2026, 97.8% of our debt portfolio at both amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 98.0% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2026 and September 30, 2025, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $75.1 million and $72.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$123,169	1.5%	$157,871	1.8%
4	7,288,701	87.6	7,683,585	87.6
3	722,546	8.7	843,352	9.6
2	182,722	2.2	84,581	1.0
1	107	0.0*	—	—
Total	$8,317,245	100.0%	$8,769,389	100.0%
*Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026 and September 30, 2025:

	Average Price[1]
Category	March 31, 2026	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.5%	99.7%
Internal Performance Rating 3 (Performing Below Expectations)	92.2	91.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	45.3	34.1
Total	96.8%	98.4%
(1)Includes only debt investments held as of March 31, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026 and December 31, 2025, the net change in unrealized depreciation on debt and equity investments for the three months ended March 31, 2026 and the primary drivers of reductions in average price of our debt investments by internal performance rating category as for March 31, 2026 as compared to December 31, 2025:

	Average Price[1]		Net Change in Unrealized Depreciation on Investments[2,3]
Category	March 31, 2026	December 31, 2025	$ Per Share	% to Total	Primary Driver
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.5%	99.7%	$(0.35)	69%	Spread widening
Internal Performance Rating 3 (Performing Below Expectations)	92.2	92.6	(0.08)	16%	Spread widening, credit challenges
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	45.3	45.7	(0.08)	16%	Pre-existing credit challenges
Total	96.8%	98.2%	$(0.51)	100%

Note: Percentages may not sum due to rounding.
(1)Includes only debt investments held as of March 31, 2026 and December 31, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.
(2)Net change in unrealized depreciation on investments reflects the net change in unrealized appreciation or depreciation on total debt and equity investments for the three months ended March 31, 2026 and excludes (i) the change in unrealized appreciation or depreciation resulting from the translation of assets and liabilities in foreign currencies and forward currency contracts and (ii) the reversal of the unrealized loss resulting from GCIC/GBDC 3 acquisition purchase premium amortization.

(3)Based on weighted average shares outstanding for the three months ended March 31, 2026.

The following table shows the distribution of our investments in our software industry segment on the 1 to 5 internal performance rating scale at fair value as of March 31, 2026, December 31, 2025 and September 30, 2025:

	As of March 31, 2026		As of December 31, 2025		As of September 30, 2025
Internal Performance Rating	Software Investments at Fair Value (In thousands)	Percentage of Total Software Investments	Software Investments at Fair Value (In thousands)	Percentage of Total Software Investments	Software Investments at Fair Value (In thousands)	Percentage of Total Software Investments
5	$11,670	0.5%	$48,904	2.1%	$19,288	0.8%
4	2,030,068	94.5	2,141,454	93.0	2,252,463	94.3
3	96,480	4.5	101,986	4.4	114,615	4.8
2	11,517	0.5	10,904	0.5	1,357	0.1
1	—	—	—	—	—	—
Total	$2,149,735	100.0%	$2,303,248	100.0%	$2,387,723	100.0%

The table below details the fair value of our debt investments in our software industry segment as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026, December 31, 2025 and September 30, 2025.

	Average Price[1]
Category	March 31, 2026	December 31, 2025	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	97.5%	99.7%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	94.2	95.6	94.5
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	44.9	75.5	36.0
Total	97.1%	99.4%	99.6%
(1)Includes only debt investments held as of March 31, 2026, December 31, 2025 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, chief executive officer of GC Advisors and an interested director of Golub Capital BDC, and Mr. David Golub, our chairman and chief executive officer, are managers of GC Advisors, and each of Messrs. Lawrence Golub and David Golub own an indirect pecuniary interest in GC Advisors. The Board most recently approved an amended and restated Investment Advisory Agreement in May 2026.
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
•During the first calendar quarter of 2026, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $18.7 million, or 1,500,000 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During the calendar year 2025, the Trust purchased approximately $45.1 million, or 3,089,459 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.
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
Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. As part of the valuation process described below, the Valuation Designee discusses the valuation conclusions and determined the fair value of each portfolio investment in good faith.
For periods ending on or before December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided by a third-party pricing service or other quote: Our quarterly valuation process began with each portfolio company investment being initially valued by the investment professionals of the Valuation Designee responsible for the valuation function, with preliminary valuation conclusions documented and discussed with senior management. At least every other quarter, the valuation for each portfolio investment, subject to a de minimis threshold, was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de-minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm.

For periods ending after December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided via a third-party pricing service or other quote, Valuation Designee undertakes a multi-step valuation process each month. This monthly valuation process begins with each portfolio investment being initially valued either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) independent valuation firms that have been engaged to support the valuation of portfolio investments. Preliminary valuation conclusions are then documented and discussed with senior management and, in the case of valuations prepared by independent valuation firms, the Valuation Designee. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) is either (i) performed by or (ii) reviewed by an independent valuation firm.

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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2026 and 2025. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation in accordance with the multi-step valuation process described above in “ — Fair Value Measurements”. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de-minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of March 31, 2026 and September 30, 2025 were valued using Level 3 inputs. As of March 31, 2026 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.

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
In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as our best estimate of the fair value of such investment.
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

Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of our revolving credit facilities approximates the carrying value due to their variable interest rates based on selected short term rates.

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
We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
Non-accrual Investments: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $77.7 million and $27.3 million as of March 31, 2026 and September 30, 2025, respectively. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of March 31, 2026, there were four preferred equity securities on non-accrual status with a fair value of $40.8 million. As of September 30, 2025, there was one preferred equity security on non-accrual status with a fair value of $0.0 million.

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
Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For both three and six months ended March 31, 2026, we did not record any U.S. federal excise tax. For the three months ended March 31, 2025, we did not record any U.S. federal excise tax. For the six months ended March 31, 2025, we recorded a reversal of the accrual for U.S. federal excise tax expense of $0.5 million.
We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended March 31, 2026, we did not record any U.S. income taxes and we recorded a net tax benefit of less than $0.1 million for taxable subsidiaries. For the three and six months ended March 31, 2025, we did not record any U.S income taxes and we recorded a net tax benefit of $0.1 million and $0.2 million, respectively, for taxable subsidiaries. As of both March 31, 2026 and September 30, 2025, we recorded a net deferred tax liability, reported within accounts payable and other liabilities on the Consolidated Statement of Financial Condition, of $0.2 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2026 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.77% and 0.78%, respectively. The Class A-1R, and A-2RR 2024 Notes issued in connection with the 2024 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. The JPM Credit Facility has a floating interest rate provision that, as of March 31, 2026, is primarily based on an applicable base rate (as defined in Note 7 to our consolidated financial statements) plus a spread that ranges from 1.525% to 1.775% plus a spread adjustment of 0.10% on SOFR borrowings. The Adviser Revolver has a floating interest rate provision equal to the mid-term Applicable Federal Rate. We have entered into three interest rate swaps on the 2028 Notes and two interest rate swaps on the 2029 Notes and these swaps have floating rate provisions based on one-month SOFR plus a spread of 3.327%, one-month SOFR plus a spread of 2.835%, floating rate SOFR plus a spread of 1.723%, one-month SOFR plus a spread of 2.444%, and three-month SOFR plus a spread of 2.012%, respectively. We expect that other credit facilities and swaps into which we enter in the future could have floating interest rate provisions.
Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2026 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(154,841)	$(75,233)	$(79,608)
Down 150 basis points	(117,114)	(56,425)	(60,689)
Down 100 basis points	(78,492)	(37,617)	(40,875)
Down 50 basis points	(39,263)	(18,808)	(20,455)
Up 50 basis points	39,270	18,808	20,462
Up 100 basis points	78,539	37,617	40,922
Up 150 basis points	117,809	56,425	61,384
Up 200 basis points	157,079	75,233	81,846
(1) Assumes applicable three-month base rate as of March 31, 2026, with the exception of SONIA and Prime that utilize the March 31, 2026 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2026, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, the Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.
As of March 31, 2026 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A: Risk Factors.
There have been no material changes during the six months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2025.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Mine Safety Disclosures.
None.
Item 5: Other Information.
None.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Golub Capital BDC, Inc.

Date: May 4, 2026	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)