Form 10-Q
period 2026-06-30
GOLUB CAPITAL BDC, Inc.
filed 2026-08-03
CIK 1476765

_____________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 3, 2026, the Registrant had 259,651,589 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2026	September 30, 2025
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$7,899,057	$8,463,764
Non-controlled affiliate company investments	285,326	293,763
Controlled affiliate company investments	11,970	11,862
Total investments, at fair value (amortized cost of $8,377,113 and $8,759,938, respectively)	8,196,353	8,769,389
Cash	12,949	—
Cash equivalents	13	11,935
Foreign currencies (cost of $7,132 and $11,685, respectively)	7,044	11,681
Restricted cash	7,098	7,107
Restricted cash equivalents	43,559	81,720
Interest receivable	60,888	68,031
Receivable for investments	5,197	7,273
Net unrealized appreciation on derivatives	5,537	12,129
Other assets	928	9,034
Total Assets	$8,339,566	$8,978,299
Liabilities
Debt	$4,561,799	$4,926,778
Less unamortized debt issuance costs	(24,247)	(26,005)
Debt less unamortized debt issuance costs	4,537,552	4,900,773
Net unrealized depreciation on derivatives	3,187	5,023
Interest payable	48,007	38,254
Management and income incentive fees payable	36,152	40,884
Accrued trustee fees	489	1,039
Accounts payable and other liabilities	9,310	9,759
Total Liabilities	4,634,697	4,995,732
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2026 and September 30, 2025	—	—
Common stock, par value $0.001 per share, 500,000,000 shares authorized, 260,033,889 and 266,008,083 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	260	266
Paid in capital in excess of par	3,953,049	4,031,117
Distributable earnings (losses)	(248,440)	(48,816)
Total Net Assets	3,704,869	3,982,567
Total Liabilities and Total Net Assets	$8,339,566	$8,978,299
Number of common shares outstanding	260,033,889	266,008,083
Net asset value per common share	$14.25	$14.97

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$164,808	$193,964	$508,491	$580,342
Payment-in-kind interest income	14,444	12,671	43,242	36,409
Dividend income	4,233	8,224	18,212	24,588
Fee income	712	787	2,530	3,032
Total investment income from non-controlled/non-affiliate company investments	184,197	215,646	572,475	644,371
From non-controlled affiliate company investments:
Interest income	1,586	1,817	5,535	6,301
Payment-in-kind interest income	1,769	721	4,357	1,806
Fee income	36	32	88	81
Total investment income from non-controlled affiliate company investments	3,391	2,570	9,980	8,188
From controlled affiliate company investments:
Payment-in-kind interest income	138	124	403	362
Fee income	4	4	13	15
Total investment income from controlled affiliate company investments	142	128	416	377
Total investment income	187,730	218,344	582,871	652,936
Expenses
Interest and other debt financing expenses	60,993	70,698	188,376	220,253
Base management fee	20,716	22,082	63,866	65,376
Incentive fee	15,436	18,543	48,435	54,848
Administrative service fee	3,107	3,142	9,226	9,229
Professional fees	1,889	2,142	5,301	5,747
General and administrative expenses	372	475	1,145	1,444
Total expenses	102,513	117,082	316,349	356,897
Net investment income - before tax	85,217	101,262	266,522	296,039
Excise and income tax benefit	—	—	—	(475)
Net investment income - after tax	85,217	101,262	266,522	296,514
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(11,071)	376	(15,240)	(41,844)
Foreign currency transactions	(13,710)	(400)	(13,476)	(4,279)
Forward currency contracts	—	—	(10,258)	7,203
Net realized gain (loss) on investment transactions	(24,781)	(24)	(38,974)	(38,920)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(5,501)	(12,613)	(143,566)	26,131
Non-controlled affiliate company investments	(8,387)	(232)	(30,333)	457
Controlled affiliate company investments	341	(184)	(294)	(711)
Translation of assets and liabilities in foreign currencies	3,171	23,857	821	12,311
Forward currency contracts	6,951	(22,219)	21,285	(15,787)
Net change in unrealized appreciation (depreciation) on investment transactions	(3,425)	(11,391)	(152,087)	22,401
Net gain (loss) on investment transactions	(28,206)	(11,415)	(191,061)	(16,519)
Net realized gain (loss) on extinguishment of debt	—	—	—	(48)
(Provision) benefit for taxes on unrealized appreciation on investments	(2)	211	(2)	409
Net increase (decrease) in net assets resulting from operations	$57,009	$90,058	$75,459	$280,356
Per Common Share Data
Basic and diluted earnings (loss) per common share (Note 10)	$0.22	$0.34	$0.29	$1.05
Dividends and distributions declared per common share	$0.33	$0.39	$1.05	$1.26
Basic and diluted weighted average common shares outstanding (Note 10)	260,446,791	266,844,118	262,271,073	265,882,773

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	264,277,128	$264	$4,167,258	$(152,993)	$4,014,529
Issuance of common stock	2,408,940	3	37,431	—	37,434
Repurchases of common stock, net of commission costs	(2,532,475)	(3)	(35,463)	—	(35,466)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	296,514	296,514
Net realized gain (loss) on investment transactions	—	—	—	(38,920)	(38,920)
Net realized gain (loss) on extinguishment of debt	—	—	—	(48)	(48)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	22,401	22,401
Benefit for taxes on unrealized appreciation on investments	—	—	—	409	409
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,222,823	2	33,702	—	33,704
Distributions from distributable earnings	—	—	—	(335,228)	(335,228)
Total increase (decrease) for the nine months ended June 30, 2025	2,099,288	2	35,670	(54,872)	(19,200)
Balance at June 30, 2025	266,376,416	$266	$4,202,928	$(207,865)	$3,995,329
Balance at March 31, 2025	268,831,114	$269	$4,237,261	$(194,032)	$4,043,498
Repurchases of common stock, net of commission costs	(2,454,698)	(3)	(34,333)	—	(34,336)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	101,262	101,262
Net realized gain (loss) on investment transactions	—	—	—	(24)	(24)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(11,391)	(11,391)
Benefit for taxes on unrealized appreciation on investments	—	—	—	211	211
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(103,891)	(103,891)
Total increase (decrease) for the three months ended June 30, 2025	(2,454,698)	(3)	(34,333)	(13,833)	(48,169)
Balance at June 30, 2025	266,376,416	$266	$4,202,928	$(207,865)	$3,995,329
Balance at September 30, 2025	266,008,083	$266	$4,031,117	$(48,816)	$3,982,567
Repurchases of common stock, net of commission costs	(5,974,194)	(6)	(78,068)	—	(78,074)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	266,522	266,522
Net realized gain (loss) on investment transactions	—	—	—	(38,974)	(38,974)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(152,087)	(152,087)
Provision for taxes on unrealized appreciation on investments	—	—	—	(2)	(2)
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(275,083)	(275,083)
Total increase (decrease) for the nine months ended June 30, 2026	(5,974,194)	(6)	(78,068)	(199,624)	(277,698)
Balance at June 30, 2026	260,033,889	$260	$3,953,049	$(248,440)	$3,704,869
Balance at March 31, 2026	261,147,881	$261	$3,967,414	$(219,555)	$3,748,120
Repurchases of common stock, net of commission costs	(1,113,992)	(1)	(14,365)	—	(14,366)
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	85,217	85,217
Net realized gain (loss) on investment transactions	—	—	—	(24,781)	(24,781)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(3,425)	(3,425)
Provision for taxes on unrealized appreciation on investments	—	—	—	(2)	(2)
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(85,894)	(85,894)
Total increase (decrease) for the three months ended June 30, 2026	(1,113,992)	(1)	(14,365)	(28,885)	(43,251)
Balance at June 30, 2026	260,033,889	$260	$3,953,049	$(248,440)	$3,704,869

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$75,459	$280,356
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	7,903	7,537
Accretion of discounts and amortization of premiums on investments	(12,688)	(5,524)
Accretion of discounts and amortization of premiums on issued debt securities	(740)	2,507
Net realized (gain) loss on investments	15,240	41,844
Net realized (gain) loss on foreign currency transactions	13,476	4,279
Net realized (gain) loss on forward currency contracts	10,258	(7,203)
Net realized (gain) loss on extinguishment of debt	—	48
Net change in unrealized (appreciation) depreciation on investments	174,193	(25,877)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(821)	(12,311)
Net change in unrealized (appreciation) depreciation on interest rate swap	125	4,541
Net change in unrealized (appreciation) depreciation on forward currency contracts	(21,285)	15,787
Proceeds from (fundings of) revolving loans, net	(14,147)	(7,592)
Fundings of investments	(367,296)	(1,781,515)
Proceeds from principal payments and sales of portfolio investments	828,977	1,146,022
Proceeds from settlements of forward currency contracts	(10,258)	10,264
Payment-in-kind interest capitalized	(49,157)	(40,439)
Non-cash dividends capitalized	(17,424)	(23,091)
Proceeds from non-cash dividends	358	4,288
Changes in operating assets and liabilities:
Cash collateral held at broker for derivatives	—	(8,410)
Interest receivable	7,143	3,253
Receivable for investments	2,076	(1,263)
Other assets	8,106	261
Interest payable	9,753	5,745
Management and income incentive fees payable	(4,732)	6,994
Accrued trustee fees	(550)	343
Accounts payable and other liabilities	(449)	(557)
Net cash provided by (used in) operating activities	653,520	(379,713)
Cash flows from financing activities
Borrowings on debt	1,017,122	3,517,912
Repayments of debt	(1,351,772)	(3,008,603)
Capitalized debt issuance costs	(6,145)	(9,029)
Net proceeds from issuance of common stock (Note 11)	—	37,434
Purchases of common stock (Note 11)	(78,074)	(35,466)
Distributions paid	(227,649)	(280,970)
Purchases of common stock for dividend reinvestment plan	(47,434)	(20,554)
Net cash provided by (used in) financing activities	(693,952)	200,724
Net change in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies	(40,432)	(178,989)
Effect of foreign currency exchange rates	(1,348)	(1,790)
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, beginning of period	112,443	359,552
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, end of period	$70,663	$178,773
Supplemental disclosure of cash flow information:
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (unaudited) - (continued)
(In thousands)

	Nine months ended June 30,
	2026	2025
Cash paid during the period for interest(1)	$171,335	$199,922
Distributions declared for the period	275,083	335,228
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$—	$33,704
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

The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2026	September 30, 2025
Cash	$12,949	$—
Cash equivalents	13	11,935
Foreign currencies (cost of $7,132 and $11,685, respectively)	7,044	11,681
Restricted cash	7,098	7,107
Restricted cash equivalents	43,559	81,720
Total cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$70,663	$112,443
(1) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Advanced Cooling Technologies, Inc.+	One stop	SF +	4.50%	(i)	8.14%				05/2033	$418	$417	—%	$416
Advanced Cooling Technologies, Inc.+	One stop				N/A(6)				05/2033	—	—	—	—
API Holdings III, LLC+	One stop				N/A(6)				06/2033	—	—	—	—
API Holdings III, LLC+	One stop				N/A(6)				06/2033	—	—	—	—
API Holdings III, LLC+	One stop	SF +	5.50%	(j)	9.15%				06/2033	391	389	—	389
Jeppesen Holdings, LLC+	One stop	SF +	4.75%	(j)	8.41%				11/2032	2,377	2,366	0.1	2,329
Jeppesen Holdings, LLC+(5)	One stop				N/A(6)				11/2032	—	(1)	—	(2)
PPW Aero Buyer, Inc.*+	One stop	SF +	5.00%	(j)	8.73%				09/2031	33,766	33,462	0.9	33,615
PPW Aero Buyer, Inc.*	One stop	SF +	5.00%	(j)	8.73%				09/2031	11,712	11,609	0.3	11,660
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.73%				09/2031	443	439	—	441
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(a)(j)	9.09%				09/2031	109	107	—	108
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.73%				09/2031	6,384	6,334	0.2	6,355
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.73%				09/2031	186	185	—	185
PPW Aero Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.73%				09/2031	68	65	—	65
Titan BW Borrower L.P.+(25)	One stop	SF +	5.38%	(j)	6.14%	cash/	2.88%	PIK	07/2032	2,022	2,004	0.1	1,998
Titan BW Borrower L.P.+(5)	One stop				N/A(6)				07/2032	—	(3)	—	(3)
Titan BW Borrower L.P.+	One stop	SF +	4.75%	(j)	8.41%				07/2032	101	100	—	99
										57,977	57,473	1.6	57,655
Air Freight & Logistics
RJW Group Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.73%				11/2031	46,415	45,650	1.2	46,001
RJW Group Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.67%				11/2031	2,931	2,878	0.1	2,901
RJW Group Holdings, Inc.*	One stop	SF +	5.00%	(j)	8.73%				11/2031	1,710	1,695	—	1,695
RJW Group Holdings, Inc.+(5)	One stop				N/A(6)				11/2031	—	(1)	—	(3)
										51,056	50,222	1.3	50,594
Auto Components
Arnott, LLC+	One stop	SF +	4.75%	(k)	8.49%				11/2030	4,700	4,666	0.1	4,540
Arnott, LLC+	One stop	SF +	4.75%	(i)	8.39%				11/2030	590	585	—	563
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)	8.41%				01/2030	2,183	2,166	0.1	2,183
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)	8.48%				01/2030	1,274	1,265	—	1,274
Collision SP Subco, LLC+(5)	One stop				N/A(6)				01/2030	—	(2)	—	—
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)	8.41%				01/2030	243	241	—	243
Collision SP Subco, LLC+	One stop	SF +	4.75%	(j)(k)	8.48%				01/2030	615	593	—	615
Covercraft Parent III, Inc.+(7)(25)	Senior secured	SF +	5.00%	(j)	5.32%	cash/	3.50%	PIK	08/2029	6,821	6,517	0.2	4,979
Covercraft Parent III, Inc.+(7)(25)	Senior secured	SF +	5.00%	(j)	5.38%	cash/	3.50%	PIK	08/2029	1,392	1,315	—	1,016
Covercraft Parent III, Inc.+(7)(25)	Senior secured	SF +	5.00%	(j)	8.67%	cash/	0.50%	PIK	08/2029	188	180	—	138
North Haven Falcon Buyer, LLC+(25)	One stop	SF +	7.50%	(j)	6.15%	cash/	5.00%	PIK	11/2029	139	115	—	115
North Haven Falcon Buyer, LLC+(25)	One stop	SF +	7.50%	(j)	6.14%	cash/	5.00%	PIK	11/2029	139	115	—	115
North Haven Falcon Buyer, LLC+(25)	One stop	SF +	7.50%	(j)	6.15%	cash/	5.00%	PIK	11/2029	4,266	3,559	0.1	3,541
OEConnection, LLC*+	One stop	SF +	4.50%	(i)	8.14%				12/2032	12,249	12,202	0.4	12,296
OEConnection, LLC+(5)	One stop				N/A(6)				12/2032	—	(6)	—	3
OEConnection, LLC+(5)	One stop				N/A(6)				12/2032	—	(26)	—	26
										34,799	33,485	0.9	31,647
Automobiles
Bolt Purchaser, LLC+	One stop	SF +	4.75%	(j)	8.48%				06/2033	455	453	—	453
Bolt Purchaser, LLC+	One stop				N/A(6)				06/2033	—	—	—	—
CAP-KSI Holdings, LLC*+	One stop	SF +	5.25%	(j)	8.96%				06/2030	13,272	13,146	0.4	12,926

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
CAP-KSI Holdings, LLC+	One stop	SF +	5.25%	(a)(j)	8.97%				06/2030	$924	$912	—%	$893
CG Group Holdings, LLC*+(25)	One stop	SF +	5.50%	(k)	9.25%				01/2030	46,828	46,436	1.4	46,478
CG Group Holdings, LLC+(25)	One stop	SF +	7.50%	(i)	9.14%	cash/	2.00%	PIK	01/2030	168	155	—	162
CG Group Holdings, LLC+	One stop	SF +	5.50%	(k)	9.25%				01/2030	432	425	—	429
CG Group Holdings, LLC+(5)	One stop				N/A(6)				01/2030	—	(1)	—	(1)
Denali Midco 2, LLC*	One stop	SF +	5.50%	(i)	9.14%				12/2028	38,258	38,106	1.0	38,258
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	8,917	9,004	0.3	8,917
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	2,668	2,696	0.1	2,668
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	1,621	1,635	0.1	1,621
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	1,540	1,553	—	1,540
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	1,344	1,355	—	1,344
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	1,293	1,285	—	1,293
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	1,108	1,107	—	1,108
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	1,075	1,074	—	1,075
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	1,075	1,074	—	1,075
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	887	886	—	887
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	403	400	—	403
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	348	346	—	348
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	2,886	2,877	0.1	2,886
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	295	293	—	295
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	173	172	—	173
Denali Midco 2, LLC+(5)	One stop				N/A(6)				12/2028	—	(2)	—	—
Denali Midco 2, LLC+	One stop	SF +	5.50%	(i)	9.14%				12/2028	86	86	—	86
Denali Midco 2, LLC+	One stop				N/A(6)				12/2028	—	—	—	—
Denali Midco 2, LLC+(25)	Second lien	N/A			13.00%	PIK			12/2029	12,776	12,708	0.4	12,649
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(j)	8.98%				12/2029	30	29	—	28
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(j)	8.98%				12/2029	249	249	—	246
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(j)	8.98%				12/2029	1,411	1,408	—	1,396
High Bar Brands Operating, LLC+	Senior secured	SF +	5.25%	(j)	8.98%				12/2029	294	294	—	291
Lincoln Acq Buyer, LLC+	One stop				N/A(6)				11/2032	—	—	—	—
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(j)	8.23%				11/2032	280	279	—	280
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(j)	8.17%				11/2032	34	34	—	34
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(j)	8.17%				11/2032	11	11	—	11
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(j)	8.16%				11/2032	11	11	—	11
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(j)	8.18%				11/2032	7	7	—	7
Lincoln Acq Buyer, LLC+	One stop	SF +	4.50%	(j)	8.16%				11/2032	18	18	—	18
MOP GM Holding, LLC*+(25)	One stop	SF +	6.25%	(j)	6.38%	cash/	3.75%	PIK	11/2027	32,946	32,907	0.9	32,616
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.32%	cash/	3.75%	PIK	11/2027	3,874	3,862	0.1	3,835
MOP GM Holding, LLC*+(25)	One stop	SF +	6.25%	(j)	6.31%	cash/	3.75%	PIK	11/2027	3,591	3,587	0.1	3,554
MOP GM Holding, LLC*+(25)	One stop	SF +	6.25%	(j)	6.31%	cash/	3.75%	PIK	11/2027	3,510	3,498	0.1	3,475
MOP GM Holding, LLC*+(25)	One stop	SF +	6.25%	(j)	6.38%	cash/	3.75%	PIK	11/2027	2,625	2,617	0.1	2,600
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.31%	cash/	3.75%	PIK	11/2027	2,152	2,144	0.1	2,130
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.31%	cash/	3.75%	PIK	11/2027	1,977	1,970	0.1	1,958
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.38%	cash/	3.75%	PIK	11/2027	727	724	—	719
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.38%	cash/	3.75%	PIK	11/2027	534	532	—	529
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.37%	cash/	3.75%	PIK	11/2027	408	406	—	404
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.31%	cash/	3.75%	PIK	11/2027	265	264	—	263
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.38%	cash/	3.75%	PIK	11/2027	203	203	—	201
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.38%	cash/	3.75%	PIK	11/2027	89	89	—	88
MOP GM Holding, LLC+(25)	One stop	SF +	6.25%	(j)	6.31%	cash/	3.75%	PIK	11/2027	88	88	—	88
National Express Wash Parent Holdco, LLC+(5)	One stop				N/A(6)				07/2029	—	(10)	—	(7)
National Express Wash Parent Holdco, LLC+(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	07/2029	17,859	17,806	0.5	17,769
National Express Wash Parent Holdco, LLC+(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	07/2029	1,274	1,270	—	1,268

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
National Express Wash Parent Holdco, LLC+(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	07/2029	$70	$68	—%	$68
POY Holdings, LLC*+	One stop	SF +	5.50%	(j)	9.38%				05/2029	27,976	28,099	0.7	26,578
POY Holdings, LLC*+	One stop	SF +	5.50%	(j)	9.38%				05/2029	3,639	3,666	0.1	3,457
POY Holdings, LLC*+	One stop	SF +	5.50%	(j)	9.38%				05/2029	1,288	1,287	—	1,223
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	9.38%				05/2029	858	858	—	815
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	9.38%				05/2029	640	640	—	608
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	9.38%				05/2029	286	286	—	272
POY Holdings, LLC+	One stop	SF +	5.50%	(j)	9.38%				05/2029	418	417	—	395
POY Holdings, LLC+(5)	One stop				N/A(6)				05/2029	—	(7)	—	—
POY Holdings, LLC*	One stop	SF +	5.50%	(j)	9.38%				05/2029	2,244	2,240	0.1	2,132
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	5.00%	(i)	8.64%				06/2031	4,772	4,743	0.1	4,772
Quick Quack Car Wash Holdings, LLC+(5)	One stop				N/A(6)				06/2031	—	(2)	—	—
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	5.00%	(i)	8.64%				06/2031	268	265	—	268
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	5.00%	(i)	8.65%				06/2031	176	174	—	176
Quick Quack Car Wash Holdings, LLC+	One stop	SF +	5.00%	(i)	8.64%				06/2031	623	621	—	623
Strickland's Enterprises, LLC+	Senior secured	SF +	4.50%	(i)(j)	8.16%				01/2031	356	355	—	356
Strickland's Enterprises, LLC+	Senior secured				N/A(6)				01/2031	—	—	—	—
Strickland's Enterprises, LLC+(5)	Senior secured				N/A(6)				01/2031	—	(1)	—	—
TWAS Holdings, LLC*+	One stop	SF +	4.75%	(i)	8.39%				12/2029	111,263	110,195	3.0	110,707
TWAS Holdings, LLC+(5)	One stop				N/A(6)				12/2029	—	(3)	—	(4)
TWAS Holdings, LLC+(5)	One stop				N/A(6)				12/2029	—	(9)	—	(4)
Yorkshire Parent, Inc.+	Senior secured	SF +	4.50%	(j)	8.23%				12/2029	198	198	—	197
Yorkshire Parent, Inc.+	Senior secured	SF +	4.50%	(a)(j)	8.69%				12/2029	200	199	—	198
Yorkshire Parent, Inc.*+	Senior secured	SF +	4.50%	(j)	8.23%				12/2029	2,202	2,222	0.1	2,190
Yorkshire Parent, Inc.+	Senior secured	SF +	4.50%	(j)	8.16%				12/2029	610	608	—	607
Yorkshire Parent, Inc.+	Senior secured	SF +	4.50%	(j)	8.16%				12/2029	751	732	—	724
Yorkshire Parent, Inc.+	Senior secured	SF +	4.50%	(j)	8.16%				12/2029	2,227	2,219	0.1	2,216
										374,364	372,548	10.0	370,352
Banks
Empyrean Solutions, LLC+	One stop	SF +	4.50%	(j)	8.23%				11/2031	9,283	9,247	0.3	9,051
Empyrean Solutions, LLC+(5)	One stop				N/A(6)				11/2031	—	(5)	—	(35)
Empyrean Solutions, LLC+(5)	One stop				N/A(6)				11/2031	—	(14)	—	(93)
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.75%	(j)	8.41%				12/2029	1,714	1,730	0.1	1,679
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.25%	(j)	7.92%				12/2029	270	267	—	255
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.25%	(j)	7.91%				12/2029	1,640	1,636	—	1,607
OSP Hamilton Purchaser, LLC+	One stop	SF +	4.25%	(j)	8.04%				12/2029	977	973	—	957
										13,884	13,834	0.4	13,421
Beverages
Financial Information Technologies, LLC*+	One stop	SF +	4.75%	(j)	8.48%				06/2030	34,018	33,941	0.9	33,678
Financial Information Technologies, LLC+(5)	One stop				N/A(6)				06/2030	—	(1)	—	(5)
Financial Information Technologies, LLC+	One stop	SF +	4.75%	(j)	8.48%				06/2030	2,182	2,178	0.1	2,160
Financial Information Technologies, LLC*	One stop	SF +	4.75%	(j)	8.48%				06/2030	1,675	1,671	—	1,658
Spindrift Beverage Co., Inc.+	One stop	SF +	5.00%	(j)	8.66%				02/2032	175	160	—	175
Spindrift Beverage Co., Inc.+(5)	One stop				N/A(6)				02/2032	—	(3)	—	—
Spindrift Beverage Co., Inc.+	One stop	SF +	5.00%	(i)(j)	8.67%				02/2032	7,892	7,811	0.2	7,892
Watermill Express, LLC*+	One stop	SF +	4.50%	(j)	8.23%				04/2031	3,038	3,015	0.1	3,038
Watermill Express, LLC+	One stop	SF +	4.50%	(j)	8.23%				04/2031	293	292	—	293
Watermill Express, LLC+(5)	One stop				N/A(6)				04/2031	—	(4)	—	—
Watermill Express, LLC+	One stop	SF +	4.50%	(j)	8.23%				04/2031	734	728	—	734
Watermill Express, LLC+	One stop	SF +	4.50%	(j)	8.22%				04/2031	368	365	—	368
Watermill Express, LLC*	One stop	SF +	4.50%	(j)	8.18%				04/2031	2,375	2,357	0.1	2,375
Watermill Express, LLC*	One stop	SF +	4.50%	(j)	8.23%				04/2031	2,764	2,751	0.1	2,764
Watermill Express, LLC+(5)	One stop				N/A(6)				04/2031	—	(10)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Winebow Holdings, Inc.*+	One stop	SF +	6.25%	(i)	9.99%	12/2027	$9,124	$8,899	0.2%	$7,618
							64,638	64,150	1.7	62,748

Building Products
BECO Holding Company, Inc.+	One stop	SF +	5.25%	(i)	9.00%				11/2027	249	248	—	247
BECO Holding Company, Inc.*+	One stop	SF +	5.25%	(j)	9.13%				11/2028	40,262	40,624	1.1	40,165
BECO Holding Company, Inc.+	One stop	SF +	5.25%	(j)	9.13%				11/2028	310	309	—	309
BECO Holding Company, Inc.+(5)	One stop				N/A(6)				11/2028	—	(2)	—	(2)
										40,821	41,179	1.1	40,719
Capital Markets
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.48%				01/2031	273	272	—	267
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.48%				01/2031	2,495	2,507	0.1	2,458
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.48%				01/2031	839	833	—	827
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.48%				01/2031	9,849	9,791	0.3	9,702
BlueMatrix Holdings, LLC+	One stop	SF +	4.75%	(j)	8.48%				01/2031	757	754	—	745
										14,213	14,157	0.4	13,999
Chemicals
AP Adhesives Holdings, LLC+(5)	One stop				N/A(6)				04/2032	—	(8)	—	(17)
AP Adhesives Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(4)	—	(8)
AP Adhesives Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				04/2032	5,757	5,733	0.2	5,707
Inhance Parent, Inc.+(25)	One stop	SF +	7.00%	(j)	6.38%	cash/	4.50%	PIK	06/2029	862	862	—	862
Inhance Parent, Inc.+(25)	One stop	SF +	7.00%	(j)	6.38%	cash/	4.50%	PIK	06/2029	23,582	20,918	0.6	22,168
Inhance Parent, Inc.+(7)(25)	One stop	N/A			20.00%	PIK			06/2029	12,246	4,446	0.1	5,511
JSG II, Inc. and Checkers USA, Inc.+	One stop	SF +	4.50%	(i)	8.14%				09/2032	1,426	1,420	—	1,419
JSG II, Inc. and Checkers USA, Inc.+(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
JSG II, Inc. and Checkers USA, Inc.+(5)	One stop				N/A(6)				09/2032	—	(1)	—	(2)
Krayden Holdings, Inc.*	Senior secured	SF +	4.75%	(j)	8.48%				03/2029	9,667	9,610	0.3	9,606
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(j)(k)	8.53%				03/2029	1,439	1,419	—	1,417
Krayden Holdings, Inc.+	Senior secured	SF +	4.75%	(j)	8.48%				03/2029	3,012	2,972	0.1	2,950
PHM NL SP Bidco B.V.+(8)(9)(10)(25)	One stop	E +	6.75%	(c)	4.79%	cash/	4.25%	PIK	09/2028	57,199	55,076	1.5	53,767
PHM NL SP Bidco B.V.+(8)(10)(25)	One stop	SF +	6.75%	(h)	6.27%	cash/	4.25%	PIK	09/2028	21,974	21,244	0.6	20,655
PHM NL SP Bidco B.V.+(8)(9)(10)(25)	One stop	SN +	6.75%	(g)	7.48%	cash/	3.00%	PIK	09/2028	12,547	12,018	0.3	11,794
PHM NL SP Bidco B.V.+(8)(9)(10)(25)	One stop	E +	6.75%	(c)	6.15%	cash/	3.00%	PIK	09/2028	5,983	5,695	0.1	5,624
										155,694	141,399	3.8	141,452
Commercial Services & Supplies
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.67%				01/2030	8	8	—	8
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.67%				01/2031	1,050	1,047	—	1,046
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.67%				01/2031	342	341	—	341
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.67%				01/2031	303	302	—	302
CHA Vision Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.67%				01/2031	87	84	—	84
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(j)	8.73%				06/2031	63	49	—	57
CI (Quercus) Intermediate Holdings, LLC*+	One stop	SF +	5.00%	(j)	8.73%				06/2031	33,880	33,608	0.9	33,590
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(j)	8.66%				06/2031	32	31	—	31
CI (Quercus) Intermediate Holdings, LLC+	One stop	SF +	5.00%	(j)	8.74%				06/2031	33	29	—	25
Dispatch Acquisition Holdings, LLC+	One stop	SF +	4.75%	(j)	8.48%				11/2032	673	670	—	670
Dispatch Acquisition Holdings, LLC+	One stop	SF +	4.75%	(j)	8.48%				11/2032	31	31	—	31
Dispatch Acquisition Holdings, LLC+(5)	One stop				N/A(6)				11/2032	—	—	—	(1)
Kleinfelder Intermediate, LLC+	One stop	SF +	4.50%	(j)	8.16%				09/2030	4,015	3,944	0.1	4,006
Kleinfelder Intermediate, LLC+	One stop	P +	3.50%	(a)	10.25%				09/2028	39	34	—	37
Kleinfelder Intermediate, LLC+	One stop	SF +	4.50%	(j)	8.16%				09/2030	436	434	—	436
Kleinfelder Intermediate, LLC+(5)	One stop				N/A(6)				09/2030	—	(1)	—	(1)
Pearl Acquisition Buyer, Inc.+	One stop	SF +	4.50%	(j)	8.24%				12/2032	12	12	—	12

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Pearl Acquisition Buyer, Inc.+	One stop	SF +	4.50%	(j)	8.23%	12/2032	$355	$354	—%	$354
Pearl Acquisition Buyer, Inc.+	One stop				N/A(6)	12/2032	—	—	—	—
Profile Products, LLC+	One stop	SF +	5.50%	(j)	9.28%	11/2027	8,890	8,856	0.3	8,844
Profile Products, LLC+	One stop	SF +	5.50%	(j)	9.28%	11/2027	1,802	1,791	0.1	1,793
Profile Products, LLC+	One stop	SF +	5.50%	(j)	9.28%	11/2027	30	30	—	30
Profile Products, LLC+	One stop	P +	4.50%	(a)	11.25%	11/2027	24	24	—	24
PSC Parent, Inc.*+	One stop	SF +	5.25%	(i)	8.89%	04/2031	5,408	5,402	0.2	5,368
PSC Parent, Inc.+	One stop	SF +	5.25%	(i)	8.89%	04/2030	320	316	—	316
PSC Parent, Inc.+	One stop	SF +	5.25%	(i)	8.88%	04/2031	1,298	1,294	—	1,289
PSC Parent, Inc.+	One stop	SF +	5.25%	(i)	8.89%	04/2031	901	898	—	895
PT Intermediate Holdings III, LLC+(25)	One stop	SF +	4.75%	(j)	8.48%	04/2030	21,514	21,502	0.6	21,476
Radwell Parent, LLC+	One stop	SF +	4.75%	(j)	8.48%	04/2030	20	20	—	20
Radwell Parent, LLC+	One stop	SF +	4.75%	(j)	8.48%	04/2030	7	5	—	4
Radwell Parent, LLC*+	One stop	SF +	4.75%	(j)	8.48%	04/2030	33,766	33,491	0.9	33,349
Radwell Parent, LLC*+	One stop	SF +	4.75%	(j)	8.48%	04/2030	32,528	32,488	0.9	32,128
Radwell Parent, LLC+	One stop	SF +	4.75%	(j)	8.48%	04/2030	331	303	—	316
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.01%	06/2029	2,951	2,943	0.1	2,927
Trinity Air Consultants Holdings Corporation+(5)	One stop				N/A(6)	06/2029	—	(1)	—	(1)
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.01%	06/2029	1,375	1,374	—	1,364
Trinity Air Consultants Holdings Corporation+(5)	One stop				N/A(6)	06/2029	—	(1)	—	(3)
Trinity Air Consultants Holdings Corporation+	One stop	SF +	4.25%	(j)	8.03%	06/2029	1,565	1,552	0.1	1,552
WRE Holding Corp.+(5)	One stop				N/A(6)	07/2031	—	(4)	—	(12)
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.83%	07/2031	75	75	—	74
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.79%	07/2030	1,183	1,167	—	1,156
WRE Holding Corp.*	One stop	SF +	5.00%	(k)	8.74%	07/2031	16,225	16,107	0.4	16,017
WRE Holding Corp.*	One stop	SF +	5.00%	(k)	8.84%	07/2031	1,781	1,775	0.1	1,758
WRE Holding Corp.*	One stop	SF +	5.00%	(k)	8.85%	07/2031	1,073	1,069	—	1,060
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.85%	07/2031	835	832	—	824
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.85%	07/2031	292	291	—	288
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.85%	07/2031	299	298	—	295
WRE Holding Corp.+	One stop	SF +	5.00%	(k)	8.85%	07/2031	185	185	—	183
							176,037	175,059	4.7	174,362
Communications Equipment
Lightning Finco Limited*+(8)(15)	One stop	SF +	5.75%	(h)	9.80%	09/2028	14,802	14,787	0.4	14,580
Lightning Finco Limited+(8)(9)(15)	One stop	E +	5.75%	(d)	8.35%	09/2028	1,735	1,750	—	1,709
							16,537	16,537	0.4	16,289
Construction & Engineering
Consor Intermediate II, LLC*+	One stop	SF +	4.50%	(j)	8.23%	05/2031	5,642	5,644	0.2	5,598
Consor Intermediate II, LLC+(5)	One stop				N/A(6)	05/2031	—	(6)	—	(15)
Consor Intermediate II, LLC+	One stop	SF +	4.50%	(j)	8.23%	05/2031	167	165	—	162
DCCM, LLC+	One stop	SF +	4.75%	(i)	8.39%	06/2032	588	586	—	588
DCCM, LLC+	One stop				N/A(6)	06/2032	—	—	—	—
DCCM, LLC+	One stop	SF +	4.75%	(i)	8.39%	06/2032	9	7	—	9
Royal Holdco Corporation+	One stop	SF +	4.50%	(j)	8.18%	12/2030	1,532	1,524	—	1,515
Royal Holdco Corporation+	One stop	SF +	4.50%	(j)	8.20%	12/2030	442	438	—	437
Royal Holdco Corporation+	One stop	SF +	4.50%	(j)	8.15%	12/2030	5,936	5,890	0.2	5,887
							14,316	14,248	0.4	14,181

Containers & Packaging
Chase Intermediate*+	One stop	SF +	4.75%	(j)	8.41%	10/2028	48,447	48,862	1.3	47,479
Chase Intermediate+	One stop	SF +	4.75%	(j)	8.45%	10/2028	272	271	—	258

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Chase Intermediate+	One stop	SF +	4.75%	(j)	8.41%				10/2028	$2,267	$2,264	0.1%	$2,221
Chase Intermediate+	One stop	SF +	4.75%	(j)	8.41%				10/2028	1,836	1,808	—	1,662
Fortis Solutions Group, LLC*+	One stop	SF +	5.50%	(j)	9.33%				10/2028	51,193	50,941	1.4	50,872
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	9.33%				10/2028	1,683	1,668	—	1,672
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	9.33%				10/2028	139	101	—	138
Fortis Solutions Group, LLC+	One stop	SF +	5.50%	(j)	9.33%				10/2028	333	325	—	329
Packaging Coordinators Midco, Inc.+	One stop	SF +	5.00%	(j)	8.66%				07/2032	6,283	6,192	0.2	6,163
Packaging Coordinators Midco, Inc.+(5)	One stop				N/A(6)				07/2032	—	(7)	—	(14)
Packaging Coordinators Midco, Inc.+(5)	One stop				N/A(6)				07/2032	—	—	—	(19)
Packaging Coordinators Midco, Inc.+(9)	One stop	SN +	5.00%	(g)	8.73%				07/2032	12,290	12,189	0.3	12,056
Packaging Coordinators Midco, Inc.+	One stop	SF +	5.00%	(j)	8.66%				07/2032	119	119	—	116
Packaging Coordinators Midco, Inc.+(5)	One stop				N/A(6)				07/2032	—	(3)	—	(6)
Packaging Coordinators Midco, Inc.+(5)	One stop				N/A(6)				07/2032	—	—	—	(6)
										124,862	124,730	3.3	122,921
Diversified Consumer Services
ABC Legal Holdings, LLC+	One stop	SF +	4.25%	(j)	7.91%				08/2032	1,330	1,324	—	1,303
ABC Legal Holdings, LLC+(5)	One stop				N/A(6)				08/2032	—	(1)	—	(5)
ABC Legal Holdings, LLC+(5)	One stop				N/A(6)				08/2032	—	(2)	—	(8)
Action Termite Control, LLC+	Senior secured	SF +	4.25%	(j)	7.98%				12/2032	3	3	—	3
Action Termite Control, LLC+	Senior secured	SF +	4.25%	(j)	7.98%				12/2032	107	106	—	107
Action Termite Control, LLC+(5)	Senior secured				N/A(6)				12/2032	—	(2)	—	—
Any Hour, LLC*(25)	One stop	SF +	5.75%	(j)	6.23%	cash/	3.25%	PIK	05/2030	9,088	9,044	0.2	8,543
Any Hour, LLC+(25)	One stop	N/A			13.00%	PIK			05/2031	3,608	3,570	0.1	2,670
Any Hour, LLC+(25)	One stop	SF +	5.75%	(j)	6.22%	cash/	3.25%	PIK	05/2030	877	868	—	819
Any Hour, LLC+(25)	One stop	SF +	5.75%	(j)	6.23%	cash/	3.25%	PIK	05/2030	258	256	—	241
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.73%				10/2030	4,357	4,409	0.1	4,304
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.73%				10/2030	13,750	13,699	0.4	13,587
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.73%				10/2030	1,037	1,026	—	1,025
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.73%				10/2029	37	36	—	36
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.73%				10/2030	2,181	2,164	0.1	2,155
Apex Service Partners, LLC+	One stop	SF +	5.00%	(j)	8.73%				10/2030	6,464	6,439	0.2	6,387
Aptive Environmental, LLC*	One stop	SF +	4.75%	(i)	8.39%				10/2032	1,763	1,747	0.1	1,763
Aptive Environmental, LLC+	One stop	SF +	4.75%	(i)	8.39%				10/2032	25	23	—	25
Aptive Environmental, LLC+	One stop				N/A(6)				10/2032	—	—	—	—
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.13%				08/2027	453	452	—	448
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.13%				08/2027	2,747	2,741	0.1	2,719
Certus Pest, Inc.*	One stop	SF +	5.25%	(j)	9.13%				08/2027	1,730	1,727	0.1	1,713
Certus Pest, Inc.*	One stop	SF +	5.25%	(j)	9.13%				08/2027	1,659	1,656	—	1,643
Certus Pest, Inc.*+	One stop	SF +	5.25%	(j)	9.13%				08/2027	1,197	1,196	—	1,186
Certus Pest, Inc.*	One stop	SF +	5.25%	(j)	9.13%				08/2027	1,182	1,180	—	1,170
Certus Pest, Inc.*+	One stop	SF +	5.25%	(j)	9.13%				08/2027	820	818	—	812
Certus Pest, Inc.*	One stop	SF +	5.25%	(j)	9.13%				08/2027	723	722	—	716
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.13%				08/2027	704	703	—	697
Certus Pest, Inc.*+	One stop	SF +	5.25%	(j)	9.13%				08/2027	416	415	—	412
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.13%				08/2027	260	260	—	258
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.13%				08/2027	142	142	—	141
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.13%				08/2027	60	60	—	59
Certus Pest, Inc.+(5)	One stop				N/A(6)				08/2027	—	—	—	(2)
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.08%				08/2027	849	842	—	816
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.13%				08/2027	389	389	—	386
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.13%				08/2027	2,313	2,308	0.1	2,289
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.13%				08/2027	1,442	1,438	—	1,427
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.13%				08/2027	693	691	—	686

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Certus Pest, Inc.+	One stop	SF +	5.25%	(j)	9.13%				08/2027	$693	$691	—%	$686
CHHJ Midco, LLC*+	Senior secured	SF +	5.00%	(k)	8.92%				01/2028	3,663	3,658	0.1	3,663
CHHJ Midco, LLC+	Senior secured	SF +	5.00%	(k)	8.92%				01/2028	30	30	—	30
CHVAC Services Investment, LLC*+	One stop	SF +	4.75%	(j)	8.48%				05/2030	6,367	6,301	0.2	6,241
CHVAC Services Investment, LLC*+	One stop	SF +	4.75%	(j)	8.48%				05/2030	1,656	1,642	—	1,624
CHVAC Services Investment, LLC+	One stop	SF +	4.75%	(i)(j)	8.41%				05/2030	169	166	—	162
CHVAC Services Investment, LLC+	One stop	SF +	4.75%	(j)	8.48%				05/2030	714	681	—	541
COP Hometown Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(j)	8.94%				07/2027	2,357	2,352	0.1	2,334
COP Hometown Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(j)	8.94%				07/2027	2,297	2,290	0.1	2,274
COP Hometown Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(j)	8.94%				07/2027	1,505	1,502	—	1,490
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.92%				07/2027	1,064	1,061	—	1,054
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.94%				07/2027	1,134	1,130	—	1,123
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	681	680	—	675
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	101	99	—	98
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.92%				07/2027	1,358	1,358	—	1,346
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.89%				07/2027	1,029	1,028	—	1,019
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.92%				07/2027	905	904	—	897
COP Hometown Acquisitions, Inc.+	Senior secured	SF +	5.25%	(j)	8.93%				07/2027	5,449	5,425	0.2	5,396
EMS LINQ, LLC+	One stop	SF +	6.25%	(j)	10.01%				12/2027	13,835	13,851	0.4	13,559
EMS LINQ, LLC+	One stop	SF +	6.25%	(j)	10.01%				12/2027	136	136	—	132
Entomo Brands Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(j)	8.98%				07/2029	4,521	4,513	0.1	4,500
Entomo Brands Acquisitions, Inc.+	Senior secured				N/A(6)				07/2029	—	—	—	—
Entomo Brands Acquisitions, Inc.*+	Senior secured	SF +	5.25%	(j)	8.98%				07/2029	1,254	1,240	—	1,247
Entomo Brands Acquisitions, Inc.+(5)	One stop				N/A(6)				07/2029	—	(1)	—	(1)
EWC Growth Partners, LLC+	One stop	SF +	6.00%	(j)	9.88%				03/2027	908	897	—	781
EWC Growth Partners, LLC+	One stop	SF +	6.00%	(j)	9.88%				03/2027	1,066	1,033	—	917
EWC Growth Partners, LLC+	One stop	SF +	6.00%	(j)	9.88%				03/2027	38	36	—	32
EWC Growth Partners, LLC+	One stop	SF +	6.00%	(j)	9.88%				03/2027	101	99	—	86
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	5.00%	(i)(k)	8.67%	PIK			06/2029	138	138	—	138
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	5.00%	(k)	8.67%	PIK			06/2029	984	984	—	984
FPG Intermediate Holdco, LLC+(25)	One stop	SF +	5.00%	(i)(j)(k)	8.65%	PIK			06/2029	1,685	1,685	0.1	1,685
FPG Intermediate Holdco, LLC+(25)	Senior secured	SF +	5.00%	(k)	8.67%	PIK			06/2029	5,075	4,859	0.1	4,365
FPG Intermediate Holdco, LLC+(7)(25)	One stop	SF +	5.00%	(k)	8.67%	PIK			06/2029	2,030	1,630	—	1,644
FSS Buyer, LLC+(5)	One stop				N/A(6)				08/2030	—	—	—	(2)
FSS Buyer, LLC*+	One stop	SF +	4.50%	(i)	8.14%				08/2031	6,829	6,794	0.2	6,590
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(j)	8.92%				06/2029	11,344	11,332	0.3	11,344
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(a)(i)	9.41%				06/2028	60	60	—	60
HS Spa Holdings, Inc.+	One stop	SF +	5.25%	(j)	8.91%				06/2029	681	680	—	681
Kodiak Buyer, LLC+	One stop	SF +	4.25%	(j)	7.98%				07/2032	614	611	—	614
Kodiak Buyer, LLC+(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
Kodiak Buyer, LLC+	One stop	SF +	4.25%	(j)	7.90%				07/2032	19	18	—	19
Liminex, Inc.+	One stop	SF +	6.25%	(j)	10.06%				05/2027	35,115	34,788	1.0	34,939
Liminex, Inc.*+	One stop	SF +	6.25%	(j)	10.06%				05/2027	23,163	22,939	0.6	23,048
Liminex, Inc.+	One stop	SF +	6.25%	(j)	10.06%				05/2027	15,713	15,536	0.4	15,635
Liminex, Inc.+	One stop	SF +	6.25%	(j)	10.06%				05/2027	20,016	19,898	0.6	19,916
Litera Bidco, LLC*	One stop	SF +	5.00%	(i)	8.64%				05/2028	5,110	5,116	0.2	5,033
Litera Bidco, LLC+	One stop	SF +	5.00%	(i)	8.64%				05/2028	2,040	2,036	0.1	2,007
Litera Bidco, LLC+(5)	One stop				N/A(6)				05/2028	—	(1)	—	(5)
Litera Bidco, LLC+(5)	One stop				N/A(6)				05/2028	—	(1)	—	(10)
Mario Purchaser, LLC+(25)	One stop	SF +	6.00%	(j)	7.83%	cash/	2.00%	PIK	10/2029	453	450	—	422
Mario Purchaser, LLC*+(25)	One stop	SF +	6.00%	(j)	7.83%	cash/	2.00%	PIK	10/2029	11,322	11,264	0.3	10,530
Mario Purchaser, LLC+(25)	One stop	N/A			14.58%	PIK			04/2032	5,577	5,594	0.1	4,294
Mario Purchaser, LLC+(25)	One stop	SF +	6.00%	(j)	7.83%	cash/	2.00%	PIK	10/2029	5,214	5,219	0.1	4,849
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Mario Purchaser, LLC+	One stop	SF +	5.75%	(j)	9.58%				10/2029	$58	$58	—%	$48
NSG Buyer, Inc. *+	One stop	SF +	5.00%	(j)	8.73%				11/2029	41,544	41,350	1.1	41,233
NSG Buyer, Inc. +	One stop	SF +	5.00%	(j)	8.73%				11/2028	145	142	—	140
NSG Buyer, Inc. +(5)	One stop				N/A(6)				11/2029	—	(12)	—	(25)
PADI Holdco, Inc.+	One stop	SF +	5.00%	(j)	8.82%				01/2029	980	976	—	980
PADI Holdco, Inc.*	One stop	SF +	5.00%	(j)	8.82%				01/2029	20,970	20,848	0.6	20,970
PADI Holdco, Inc.+(9)	One stop	E +	5.00%	(c)	7.23%				01/2029	20,274	20,142	0.6	20,274
PADI Holdco, Inc.+	One stop	SF +	5.00%	(j)	8.82%				01/2029	808	803	—	808
PADI Holdco, Inc.+	One stop	SF +	5.00%	(j)	8.81%				01/2029	167	166	—	167
PADI Holdco, Inc.+(9)	One stop	A +	5.50%	(e)	10.00%				01/2029	7,785	7,037	0.2	7,785
Provenance Buyer, LLC*+	One stop	SF +	5.00%	(j)	8.83%				06/2027	20,420	20,356	0.6	20,420
Provenance Buyer, LLC*+	One stop	SF +	5.00%	(j)	8.83%				06/2027	13,759	13,690	0.4	13,759
Provenance Buyer, LLC+(5)	One stop				N/A(6)				06/2027	—	(3)	—	—
Salisbury House, LLC+(5)	One stop				N/A(6)				08/2032	—	(1)	—	(2)
Salisbury House, LLC*	One stop	SF +	4.75%	(i)	8.39%				08/2032	1,491	1,484	—	1,477
Salisbury House, LLC+	One stop	SF +	4.75%	(i)	8.39%				08/2032	72	71	—	70
SCP CDH Buyer, Inc.+	One stop	SF +	4.50%	(j)	8.23%				12/2032	354	353	—	353
SCP CDH Buyer, Inc.+	One stop	SF +	4.50%	(j)	8.14%				12/2032	71	70	—	70
SCP CDH Buyer, Inc.+	One stop				N/A(6)				12/2032	—	—	—	—
Severin Acquisition, LLC+(25)	One stop	SF +	5.00%	(i)	6.39%	cash/	2.25%	PIK	10/2031	36,083	35,824	1.0	35,001
Severin Acquisition, LLC+	One stop	SF +	4.75%	(i)	8.39%				10/2031	2,223	2,189	0.1	2,089
Severin Acquisition, LLC+(25)	One stop	SF +	5.00%	(i)	6.39%	cash/	2.25%	PIK	10/2031	1,913	1,885	0.1	1,690
Stellar Brands, LLC+	Senior secured	SF +	4.50%	(i)	8.14%				02/2031	7,097	7,056	0.2	7,097
Stellar Brands, LLC+(5)	Senior secured				N/A(6)				02/2031	—	(4)	—	—
Virginia Green Acquisition, LLC+(5)	One stop				N/A(6)				12/2030	—	(5)	—	(4)
Virginia Green Acquisition, LLC*+	One stop	SF +	5.25%	(k)	9.08%				12/2030	3,335	3,364	0.1	3,320
Virginia Green Acquisition, LLC+	One stop				N/A(6)				12/2029	—	—	—	—
										448,426	444,718	11.8	438,937
Diversified Financial Services
Baker Tilly Advisory Group, LP+(5)	One stop				N/A(6)				06/2030	—	(10)	—	(6)
Baker Tilly Advisory Group, LP+	One stop	SF +	4.75%	(i)	8.39%				06/2031	3,734	3,698	0.1	3,772
Baker Tilly Advisory Group, LP+	One stop	SF +	4.25%	(i)	7.89%				06/2031	5,732	5,708	0.2	5,711
Baker Tilly Advisory Group, LP+	One stop	SF +	4.25%	(i)	7.90%				06/2031	1,003	999	—	999
Banker's Toolbox, Inc.*+	One stop	SF +	4.50%	(k)	8.35%				07/2029	20,944	20,840	0.6	20,839
Banker's Toolbox, Inc.+(5)	One stop				N/A(6)				07/2029	—	—	—	(2)
Banker's Toolbox, Inc.+(5)	One stop				N/A(6)				07/2029	—	(1)	—	(1)
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	4.75%	(d)	6.90%				07/2031	17,012	15,996	0.4	16,757
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	5.25%	(c)	7.54%				07/2031	7,532	7,684	0.2	7,419
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)(25)	Subordinated debt	E +	8.00%	(d)	10.15%	PIK			07/2032	2,324	2,200	0.1	2,231
Ceres Groupe SAS & Ceres PikCo+(8)(9)(20)	One stop	E +	4.75%	(d)	7.21%				07/2031	2,410	2,312	0.1	2,374
Ceres Groupe SAS & Ceres PikCo+(5)(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	(35)
Corsair Blade IV S.A R.L.+(8)(9)(13)(25)	One stop	SN +	5.75%	(g)	9.23%	cash/	0.25%	PIK	12/2030	1,199	969	—	602
Corsair Blade IV S.A R.L.+(8)(13)(25)	One stop	SF +	5.75%	(j)	9.15%	cash/	0.25%	PIK	12/2030	3,777	3,777	0.1	3,701
Deerfield Dakota Holding, LLC+	One stop	SF +	5.25%	(i)	8.90%				09/2032	63	61	—	61
Deerfield Dakota Holding, LLC+(25)	One stop	SF +	5.75%	(j)	6.73%	cash/	2.75%	PIK	09/2032	1,860	1,844	—	1,839
Equity Methods, LLC*	One stop	SF +	4.50%	(j)	8.23%				04/2032	19,829	19,747	0.5	19,548
Equity Methods, LLC+(5)	One stop				N/A(6)				04/2032	—	(15)	—	(51)
Equity Methods, LLC+(5)	One stop				N/A(6)				04/2032	—	(19)	—	(64)
Flash Topco, Inc.+	One stop	SF +	5.25%	(j)	9.01%				10/2028	16,787	16,563	0.4	16,451
Flash Topco, Inc.+	One stop	SF +	6.50%	(j)	10.16%				10/2028	145	142	—	145
Flash Topco, Inc.+	One stop	SF +	5.25%	(j)	8.91%				10/2028	3,352	3,342	0.1	3,277

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Higginbotham Insurance Agency, Inc.+	Senior secured	SF +	4.50%	(i)	8.14%				06/2031	$337	$337	—%	$336
Higginbotham Insurance Agency, Inc.+	One stop	SF +	4.50%	(i)	8.14%				06/2031	172	171	—	170
Higginbotham Insurance Agency, Inc.*+	One stop	SF +	4.50%	(i)	8.14%				06/2031	9,361	9,373	0.3	9,318
Medlar Bidco Limited+(8)(9)(21)	One stop	SN +	4.50%	(g)	8.23%				05/2032	26,118	26,031	0.7	25,952
Medlar Bidco Limited+(5)(8)(9)(21)	One stop				N/A(6)				05/2032	—	(50)	—	(53)
Medlar Bidco Limited+(8)(9)(21)	One stop	E +	4.50%	(c)	6.75%				05/2032	32,069	31,566	0.9	31,870
Wealth Enhancement Group, LLC+	One stop	SF +	4.25%	(j)	7.94%				10/2028	407	406	—	405
Wealth Enhancement Group, LLC+	One stop	SF +	4.25%	(j)	7.94%				10/2028	165	162	—	165
Wealth Enhancement Group, LLC+	One stop	SF +	4.25%	(j)	7.94%				10/2028	91	91	—	90
Wealth Enhancement Group, LLC+(5)	One stop				N/A(6)				10/2028	—	(1)	—	(2)
Wealth Enhancement Group, LLC+	One stop	SF +	4.25%	(j)	7.94%				10/2028	2,830	2,828	0.1	2,820
Wealth Enhancement Group, LLC+	One stop	SF +	4.25%	(j)	7.94%				10/2028	3,925	3,922	0.1	3,910
Wealth Enhancement Group, LLC+	One stop	SF +	4.25%	(j)	7.92%				10/2028	7,394	7,376	0.2	7,362
Wealth Enhancement Group, LLC+(5)	One stop				N/A(6)				10/2028	—	(2)	—	(4)
										190,572	188,047	5.1	187,906
Diversified Telecommunication Services
NTI Connect, LLC*+	Senior secured	P +	3.75%	(a)	10.50%				07/2027	833	830	—	832

Electric Utilities
Smart Energy Systems, Inc.+(25)	One stop	SF +	7.50%	(j)	7.43%	cash/	3.75%	PIK	01/2030	6,608	6,506	0.2	6,608
Smart Energy Systems, Inc.+(25)	One stop	SF +	7.50%	(j)	7.43%	cash/	3.75%	PIK	01/2030	728	724	—	728
										7,336	7,230	0.2	7,336
Electronic Equipment, Instruments & Components
CST Holding Company+	One stop	SF +	5.00%	(i)	8.74%				11/2028	33,455	32,917	0.9	33,024
CST Holding Company+(5)	One stop				N/A(6)				11/2028	—	(2)	—	(2)
										33,455	32,915	0.9	33,022
Food & Staples Retailing
GMF Parent, Inc.+	One stop	SF +	4.50%	(j)	8.17%				12/2032	4	4	—	4
GMF Parent, Inc.+	One stop	SF +	4.50%	(j)	8.18%				12/2032	295	294	—	292
GMF Parent, Inc.+(5)	One stop				N/A(6)				12/2032	—	—	—	(1)
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.14%				03/2030	1,072	1,064	0.1	1,072
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.14%				03/2030	1,072	1,064	0.1	1,072
Mendocino Farms, LLC*	One stop	SF +	5.50%	(i)	9.14%				03/2030	1,070	1,061	—	1,070
Mendocino Farms, LLC*	One stop	SF +	5.50%	(i)	9.14%				03/2030	1,070	1,061	—	1,070
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.14%				03/2030	983	981	—	983
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.14%				03/2030	55	55	—	55
Mendocino Farms, LLC+	One stop				N/A(6)				03/2030	—	—	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.14%				03/2030	109	109	—	109
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.14%				03/2030	110	110	—	110
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.14%				03/2030	55	55	—	55
Mendocino Farms, LLC+(5)	One stop				N/A(6)				03/2030	—	(33)	—	—
Mendocino Farms, LLC+	One stop	SF +	5.50%	(i)	9.14%				03/2030	55	55	—	55
PDI TA Holdings, Inc.+(25)	One stop	SF +	6.00%	(j)	7.16%	cash/	2.50%	PIK	02/2031	11,535	11,490	0.3	11,074
PDI TA Holdings, Inc.+	One stop	SF +	5.50%	(j)	9.17%				02/2031	88	88	—	84
Wineshipping.com, LLC+(7)(25)	One stop	SF +	6.25%	(j)	4.88%	cash/	5.25%	PIK	12/2028	261	253	—	181
Wineshipping.com, LLC+(7)(25)	One stop	SF +	6.25%	(j)	4.88%	cash/	5.25%	PIK	12/2028	11,412	11,033	0.2	8,102
Wineshipping.com, LLC+(7)(25)	One stop	SF +	6.25%	(j)	4.88%	cash/	5.25%	PIK	12/2028	308	297	—	219
Wineshipping.com, LLC+(5)(7)	One stop				N/A(6)				12/2028	—	—	—	(175)
										29,554	29,041	0.7	25,431
Food Products
Blast Bidco, Inc.*+	One stop	SF +	6.00%	(j)	9.73%				10/2030	4,819	4,775	0.1	4,819
Blast Bidco, Inc.+(5)	One stop				N/A(6)				10/2029	—	(5)	—	—
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(j)	9.88%				06/2027	18,823	18,819	0.5	18,635

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(j)	9.88%				06/2027	$1,556	$1,552	0.1%	$1,541
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(j)	9.88%				06/2027	231	231	—	229
Borrower R365 Holdings, LLC+(5)	One stop				N/A(6)				06/2027	—	—	—	(2)
Eagle Family Foods Group, LLC+	One stop	SF +	4.75%	(j)	8.43%				08/2030	11,905	11,823	0.3	11,905
Eagle Family Foods Group, LLC+(5)	One stop				N/A(6)				08/2030	—	(10)	—	—
Kodiak Cakes, LLC*+	Senior secured	SF +	5.25%	(i)	8.89%				06/2028	45,561	45,341	1.2	45,561
Kodiak Cakes, LLC+(5)	Senior secured				N/A(6)				06/2028	—	(2)	—	—
Louisiana Fish Fry Products, Ltd.*+	One stop	SF +	6.25%	(j)	10.13%				07/2027	13,453	13,424	0.4	13,453
Louisiana Fish Fry Products, Ltd.+	One stop	SF +	6.25%	(j)	10.13%				07/2027	254	252	—	254
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(j)	10.23%				12/2027	51,034	50,871	1.3	47,207
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(j)	10.23%				12/2027	1,187	1,180	—	1,087
MAPF Holdings, Inc.+	One stop	SF +	6.50%	(j)	10.23%				12/2027	1,636	1,612	0.1	1,513
MAPF Holdings, Inc.+(7)(25)	One stop	N/A			19.00%	PIK			12/2027	3,519	3,242	0.1	2,463
P&P Food Safety Holdings, Inc.*+	One stop	SF +	5.25%	(j)	8.98%				05/2029	14,637	14,651	0.4	14,581
P&P Food Safety Holdings, Inc.+(5)	One stop				N/A(6)				05/2029	—	(3)	—	(6)
P&P Food Safety Holdings, Inc.+(9)	One stop	E +	5.50%	(c)	7.79%				05/2029	11,780	11,743	0.3	11,747
P&P Food Safety Holdings, Inc.+(5)	One stop				N/A(6)				05/2029	—	(17)	—	(17)
Sphynx UK Bidco, Ltd.+(8)(9)(10)	One stop	A +	4.25%	(e)	8.71%				09/2032	324	304	—	324
Sphynx UK Bidco, Ltd.+(8)(9)(10)	One stop	E +	4.25%	(c)	6.54%				09/2032	296	300	—	296
Sphynx UK Bidco, Ltd.+(8)(9)(10)	One stop	SN +	4.25%	(g)	7.98%				09/2032	1,387	1,394	—	1,387
Wizard Bidco Limited+(8)(10)	One stop	SF +	6.00%	(h)	9.68%				03/2029	22,740	22,677	0.6	22,172
Wizard Bidco Limited+(8)(9)(10)(25)	One stop	SN +	5.00%	(g)	7.23%	cash/	1.50%	PIK	03/2029	11,170	10,918	0.3	10,724
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(g)	9.73%				03/2029	8,250	7,731	0.2	8,044
Wizard Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(g)	8.48%				09/2028	198	186	—	190
Zullas, L.C.+	One stop	P +	3.75%	(a)	10.50%				06/2031	32	32	—	32
Zullas, L.C.+	One stop	SF +	4.75%	(j)	8.42%				06/2031	436	434	—	436
Zullas, L.C.+	One stop	SF +	4.75%	(j)	8.42%				06/2031	71	70	—	71
										225,299	223,525	5.9	218,646

Healthcare Equipment & Supplies
Aspen Medical Products, LLC*+	One stop	SF +	5.00%	(j)	8.73%	06/2028	6,957	6,934	0.2	6,957
Aspen Medical Products, LLC+	One stop	SF +	5.00%	(j)	8.73%	06/2028	452	450	—	452
Aspen Medical Products, LLC+(5)	One stop				N/A(6)	06/2028	—	(1)	—	—
Aspen Medical Products, LLC+	One stop	SF +	5.00%	(j)	8.73%	06/2028	884	878	—	884
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.45%	(h)	10.33%	08/2028	7,745	7,747	0.2	7,659
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(c)	8.70%	08/2028	4,732	4,788	0.1	4,653
Baduhenna Bidco Limited+(8)(10)	One stop	SF +	6.45%	(h)	10.33%	08/2028	1,912	1,912	0.1	1,891
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.45%	(g)	10.30%	08/2028	1,341	1,355	—	1,327
Baduhenna Bidco Limited+(8)(9)(10)	One stop	E +	6.45%	(c)	8.74%	08/2028	1,129	1,095	—	1,110
Baduhenna Bidco Limited+(8)(9)(10)	One stop	SN +	6.45%	(g)	10.30%	08/2028	1,189	1,171	—	1,164
Bayou Intermediate II, LLC+	One stop	SF +	4.75%	(j)	8.48%	09/2032	1,410	1,404	—	1,397
Bayou Intermediate II, LLC+	One stop	SF +	4.75%	(j)	8.48%	09/2032	300	298	—	297
Bayou Intermediate II, LLC+	One stop	SF +	4.75%	(j)	8.45%	09/2032	100	99	—	98
Belmont Instrument, LLC*+	One stop	SF +	5.25%	(j)	8.98%	08/2028	14,085	13,962	0.4	14,024
Belmont Instrument, LLC+(5)	One stop				N/A(6)	08/2028	—	(2)	—	(1)
Blades Buyer, Inc.*+	Senior secured	SF +	4.75%	(j)	8.44%	03/2028	12,066	12,046	0.3	11,984
Blades Buyer, Inc.*+	Senior secured	SF +	4.75%	(j)	8.44%	03/2028	1,712	1,705	0.1	1,700
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(j)	8.44%	03/2028	1,384	1,380	—	1,375
Blades Buyer, Inc.+(5)	Senior secured				N/A(6)	03/2028	—	—	—	(3)
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(j)	8.44%	03/2028	1,708	1,703	0.1	1,697
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(j)	8.44%	03/2028	6,845	6,830	0.2	6,799
Blades Buyer, Inc.+	Senior secured	SF +	4.75%	(j)	8.44%	03/2028	268	266	—	265

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	$3	$3	—%	$3
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	5	5	—	5
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	2	2	—	2
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	2	2	—	2
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	4	4	—	4
Blue River Pet Care, LLC*+	One stop	SF +	5.00%	(i)	8.64%				08/2029	58,338	58,190	1.6	58,088
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	12,239	12,206	0.3	12,187
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	2,853	2,846	0.1	2,842
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	2,743	2,735	0.1	2,731
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	2,716	2,709	0.1	2,705
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	2,088	2,082	0.1	2,079
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	1,237	1,232	—	1,231
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	410	409	—	408
Blue River Pet Care, LLC+(5)	One stop				N/A(6)				08/2029	—	(3)	—	(3)
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	290	289	—	289
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	295	294	—	293
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	224	223	—	223
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	254	253	—	253
Blue River Pet Care, LLC+	One stop				N/A(6)				08/2029	—	—	—	—
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	12	12	—	12
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	1	1	—	1
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	4	4	—	4
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	1	1	—	1
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	1	1	—	1
Blue River Pet Care, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2029	1	1	—	1
CCSL Holdings, LLC*	One stop	SF +	5.75%	(i)	9.39%				12/2028	20,678	20,651	0.6	20,668
CCSL Holdings, LLC*+	One stop	SF +	5.75%	(i)	9.39%				12/2028	5,582	5,593	0.2	5,580
CCSL Holdings, LLC+(9)	One stop	SN +	5.75%	(g)	9.48%				12/2028	3,485	3,312	0.1	3,484
CCSL Holdings, LLC*+	One stop	SF +	5.75%	(i)	9.39%				12/2028	3,437	3,416	0.1	3,434
CCSL Holdings, LLC*+	One stop	SF +	5.75%	(i)	9.39%				12/2028	2,854	2,832	0.1	2,854
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.39%				12/2028	915	913	—	913
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.39%				12/2028	967	964	—	967
CCSL Holdings, LLC+(9)	One stop	E +	5.75%	(b)	7.93%				12/2028	33,235	31,550	0.9	33,222
CCSL Holdings, LLC+(9)	One stop	E +	5.75%	(b)	7.93%				12/2028	6,511	5,954	0.2	6,508
CCSL Holdings, LLC+	One stop	SF +	5.75%	(i)	9.39%				12/2028	2,746	2,737	0.1	2,745
CCSL Holdings, LLC*	One stop	SF +	5.75%	(i)	9.39%				12/2028	2,185	2,183	0.1	2,184
Centegix Intermediate II, LLC+(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	08/2032	1,570	1,562	—	1,562
Centegix Intermediate II, LLC+	One stop	SF +	5.50%	(j)	9.17%				08/2032	144	143	—	143
Centegix Intermediate II, LLC+(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	08/2032	226	225	—	225
Centegix Intermediate II, LLC+(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	08/2032	85	85	—	85
Centegix Intermediate II, LLC+(5)	One stop				N/A(6)				08/2032	—	(2)	—	(2)
CMI Parent Inc.+	One stop	SF +	4.50%	(j)	8.23%				01/2033	340	340	—	339
CMI Parent Inc.+	One stop				N/A(6)				01/2033	—	—	—	—
CMI Parent Inc.+(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(j)	9.17%				06/2031	7,792	7,737	0.2	7,757
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(j)	9.23%				05/2030	78	72	—	74
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(j)	9.22%				06/2031	1,706	1,685	0.1	1,699
HuFriedy Group Acquisition, LLC+	One stop	SF +	5.50%	(j)	9.16%				06/2031	589	584	—	584
Isto Group, Inc.+	One stop				N/A(6)				09/2032	—	—	—	—
Isto Group, Inc.+	One stop	SF +	4.75%	(j)	8.48%				09/2032	644	641	—	641
Isto Group, Inc.+(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
JHC Investment Intermediate Holdings, LLC+	One stop	SF +	8.00%	(j)	11.76%				03/2029	1,235	1,235	—	1,235
JHC Investment Intermediate Holdings, LLC+	One stop	SF +	8.00%	(j)	11.76%				03/2029	922	785	—	922
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
RTI Surgical, Inc.+(5)	One stop				N/A(6)	09/2032	$—	$(1)	—%	$(2)
RTI Surgical, Inc.+	One stop	SF +	4.75%	(j)	8.41%	09/2032	1,658	1,651	0.1	1,651
TIDI Legacy Products, Inc.+	One stop	SF +	4.50%	(i)	8.14%	12/2029	3,458	3,502	0.1	3,436
TIDI Legacy Products, Inc.+	One stop				N/A(6)	12/2029	—	—	—	—
TIDI Legacy Products, Inc.+	One stop	SF +	4.50%	(i)	8.14%	12/2029	926	918	—	920
YI, LLC+	One stop	SF +	5.75%	(i)	9.39%	12/2029	4,352	4,352	0.1	4,295
YI, LLC+(5)	One stop				N/A(6)	12/2029	—	(1)	—	(2)
ZimVie, Inc.+	One stop	SF +	4.75%	(j)	8.48%	10/2032	1,493	1,486	—	1,486
ZimVie, Inc.+(5)	One stop				N/A(6)	10/2032	—	(1)	—	(1)
ZimVie, Inc.+	One stop	SF +	4.75%	(j)	8.48%	10/2032	80	79	—	79
							259,835	256,702	7.0	258,774

Healthcare Providers & Services
AAH TOPCO, LLC *+	One stop	SF +	5.25%	(i)	8.99%				12/2027	8,515	8,492	0.2	8,519
AAH TOPCO, LLC +	One stop	SF +	5.25%	(i)	8.99%				12/2027	8,007	8,027	0.2	8,010
AAH TOPCO, LLC +(25)	Subordinated debt	N/A			11.50%	PIK			12/2031	3,338	3,249	0.1	3,282
AAH TOPCO, LLC +	One stop	SF +	5.25%	(i)	8.99%				12/2027	3,443	3,452	0.1	3,444
AAH TOPCO, LLC +	One stop				N/A(6)				12/2027	—	—	—	—
AAH TOPCO, LLC +	One stop	SF +	5.00%	(i)	8.74%				12/2027	5,504	5,480	0.2	5,479
Active Day, Inc.*+	One stop	SF +	5.00%	(i)	8.64%				05/2027	17,075	17,062	0.5	17,041
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.64%				05/2027	1,318	1,317	—	1,315
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.64%				05/2027	850	849	—	848
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.64%				05/2027	677	676	—	675
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.64%				05/2027	597	596	—	596
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.64%				05/2027	587	587	—	586
Active Day, Inc.+	One stop				N/A(6)				05/2027	—	—	—	—
Active Day, Inc.+	One stop				N/A(6)				05/2027	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.64%				05/2027	4,545	4,541	0.1	4,536
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.64%				05/2027	6,545	6,539	0.2	6,531
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.64%				05/2027	275	274	—	274
Active Day, Inc.+	One stop				N/A(6)				05/2027	—	—	—	—
Active Day, Inc.+	One stop	SF +	5.00%	(i)	8.64%				05/2027	94	94	—	94
Acuity Eyecare Holdings, LLC*	One stop	SF +	6.00%	(j)	9.86%				03/2027	15,888	15,875	0.4	15,888
Acuity Eyecare Holdings, LLC+(25)	One stop	N/A			16.50%	PIK			06/2027	18,974	18,933	0.5	18,974
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.13%				03/2027	3,924	3,921	0.1	3,924
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.11%				03/2027	3,495	3,492	0.1	3,495
Acuity Eyecare Holdings, LLC*+	One stop	SF +	6.25%	(j)	10.13%				03/2027	3,504	3,500	0.1	3,504
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.13%				03/2027	3,082	3,080	0.1	3,082
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	9.83%				03/2027	1,970	1,969	0.1	1,970
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.13%				03/2027	1,795	1,794	0.1	1,795
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	9.83%				03/2027	1,005	1,004	—	1,005
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.13%				03/2027	435	435	—	435
Acuity Eyecare Holdings, LLC+(25)	One stop	SF +	13.00%	(j)	10.13%	cash/	6.75%	PIK	03/2027	307	306	—	311
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.00%	(j)	9.81%				03/2027	208	208	—	208
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.13%				03/2027	160	160	—	160
Acuity Eyecare Holdings, LLC+	Senior secured	SF +	6.25%	(j)	10.06%				03/2027	106	106	—	106
Acuity Eyecare Holdings, LLC+(25)	One stop	SF +	13.00%	(j)	10.12%	cash/	6.75%	PIK	03/2027	121	121	—	122
Acuity Eyecare Holdings, LLC+	One stop	SF +	5.75%	(a)(j)	9.59%				03/2027	500	495	—	497
Acuity Eyecare Holdings, LLC+	One stop	SF +	6.25%	(j)	10.13%				03/2027	1	1	—	1

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Acuity Eyecare Holdings, LLC+	One stop				N/A(6)		03/2027	$—	$—	—%	$—
AVG Intermediate Holdings, LLC+(25)	Subordinated debt	N/A			13.75%	PIK	05/2028	15,946	16,018	0.4	15,817
AVG Intermediate Holdings, LLC*+	One stop	SF +	6.00%	(i)	9.74%		05/2028	6,303	6,292	0.2	6,269
AVG Intermediate Holdings, LLC+	One stop	SF +	6.00%	(i)	9.74%		05/2028	5,268	5,256	0.2	5,239
AVG Intermediate Holdings, LLC+(25)	Subordinated debt	N/A			13.75%	PIK	05/2028	3,483	3,466	0.1	3,455
AVG Intermediate Holdings, LLC+(25)	Subordinated debt	N/A			13.75%	PIK	05/2028	1,332	1,326	—	1,321
AVG Intermediate Holdings, LLC+	One stop	SF +	6.00%	(j)	9.76%		05/2028	823	820	—	818
AVG Intermediate Holdings, LLC+	One stop	SF +	6.00%	(j)	9.76%		05/2028	499	497	—	496
AVG Intermediate Holdings, LLC+	One stop	SF +	6.00%	(j)	9.76%		05/2028	389	388	—	387
AVG Intermediate Holdings, LLC+	One stop				N/A(6)		05/2028	—	—	—	—
Bamboo US Bidco, LLC+	One stop	SF +	5.25%	(j)	8.91%		09/2030	1,353	1,348	—	1,340
Bamboo US Bidco, LLC+	One stop	SF +	5.25%	(j)	8.91%		09/2030	1,360	1,360	—	1,347
Bamboo US Bidco, LLC*+	One stop	SF +	5.25%	(j)	8.91%		09/2030	2,693	2,651	0.1	2,668
Bamboo US Bidco, LLC+	One stop	SF +	5.25%	(j)	8.91%		09/2030	411	410	—	408
Bamboo US Bidco, LLC+	One stop	SF +	5.25%	(i)	8.89%		10/2029	194	185	—	188
Bamboo US Bidco, LLC+(9)	One stop	E +	5.25%	(c)	7.40%		09/2030	1,914	1,740	0.1	1,896
Benefit Plan Administrators of Eau Claire, LLC+(5)	One stop				N/A(6)		11/2030	—	(10)	—	(11)
Benefit Plan Administrators of Eau Claire, LLC*	One stop	SF +	4.75%	(j)	8.42%		11/2030	12,874	12,816	0.4	12,810
Benefit Plan Administrators of Eau Claire, LLC+	One stop	SF +	4.75%	(j)	8.41%		11/2030	3,071	3,038	0.1	3,035
Benefit Plan Administrators of Eau Claire, LLC+	One stop	SF +	4.75%	(j)	8.42%		11/2030	9,875	9,828	0.3	9,825
BHG Holdings, LLC+	One stop	SF +	5.50%	(j)	9.16%		04/2032	24,608	24,429	0.7	24,420
BHG Holdings, LLC+(5)	One stop				N/A(6)		04/2032	—	(23)	—	(24)
BHG Holdings, LLC+(5)	One stop				N/A(6)		04/2032	—	(51)	—	(54)
Community Care Partners, LLC+	One stop	SF +	6.00%	(i)	9.76%		09/2026	3,427	3,392	0.1	3,427
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(10)	One stop	SF +	5.00%	(k)	8.73%		04/2031	771	761	—	761
Datix Bidco Limited and RL Datix Holdings, Inc.+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%		04/2031	474	447	—	467
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop				N/A(6)		04/2031	—	(1)	—	(3)
Datix Bidco Limited and RL Datix Holdings, Inc.+(5)(8)(10)	One stop				N/A(6)		10/2030	—	(2)	—	(2)
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	15,593	15,653	0.4	15,710
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	8,138	8,161	0.2	8,199
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	4,209	4,190	0.1	4,240
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	2,140	2,080	0.1	2,156
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	1,889	1,881	0.1	1,903
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	1,176	1,165	—	1,185
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	977	945	—	984
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	961	939	—	969
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	921	899	—	927
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	833	813	—	840
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	423	409	—	426
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	358	349	—	361
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	174	170	—	176
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.57%		02/2027	168	163	—	169
Encorevet Group, LLC+	One stop	SF +	6.75%	(j)	10.61%		02/2027	94	92	—	96
Encorevet Group, LLC+(25)	One stop	N/A			13.00%	PIK	05/2027	120	114	—	112
Encorevet Group, LLC+	One stop	SF +	8.75%	(j)	12.56%		02/2027	244	244	—	247
ERC Topco Holdings, LLC+	One stop	SF +	5.50%	(j)	9.48%		03/2030	1,402	1,345	—	1,402
ERC Topco Holdings, LLC+(25)	One stop	SF +	6.50%	(j)	10.46%	PIK	03/2030	8,289	7,711	0.2	6,714

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
ERC Topco Holdings, LLC+	One stop				N/A(6)		03/2030	$—	$—	—%	$—
FYI Optical Acquisitions, Inc.+(8)(9)(12)	One stop	CA +	5.25%	(l)	7.55%		09/2029	10,739	11,304	0.3	10,739
FYI Optical Acquisitions, Inc.+(8)(9)(12)	One stop	CA +	5.25%	(l)	7.55%		09/2029	3,882	4,043	0.1	3,882
FYI Optical Acquisitions, Inc.+(8)(9)(12)	One stop	CA +	5.25%	(l)	7.55%		09/2029	2,643	2,768	0.1	2,643
FYI Optical Acquisitions, Inc.+(8)(9)(12)	One stop	CA +	5.25%	(l)	7.55%		09/2029	2,517	2,627	0.1	2,517
FYI Optical Acquisitions, Inc.+(8)(12)	One stop	SF +	5.25%	(j)	8.91%		09/2029	1,104	1,099	—	1,104
FYI Optical Acquisitions, Inc.*+(8)(12)	One stop	SF +	5.25%	(j)	8.91%		09/2029	554	552	—	554
FYI Optical Acquisitions, Inc.+(8)(9)(12)	One stop	CA +	5.25%	(l)	7.55%		09/2029	459	472	—	459
FYI Optical Acquisitions, Inc.+(8)(9)(12)	One stop	CA +	5.25%	(l)	7.55%		09/2029	277	279	—	277
FYI Optical Acquisitions, Inc.+(8)(9)(12)	One stop	CA +	5.25%	(l)	7.55%		09/2029	204	209	—	204
Heartland Veterinary Partners, LLC+	Senior secured	SF +	4.75%	(k)	8.70%		06/2028	2,487	2,490	0.1	2,487
Heartland Veterinary Partners, LLC+	Senior secured	SF +	4.75%	(k)	8.70%		06/2028	1,180	1,178	—	1,180
Heartland Veterinary Partners, LLC+	Senior secured				N/A(6)		06/2028	—	—	—	—
HP TLE Buyer, Inc.+	One stop	SF +	4.75%	(j)	8.48%		07/2032	2,139	2,130	0.1	2,139
HP TLE Buyer, Inc.+(5)	One stop				N/A(6)		07/2032	—	(2)	—	—
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.00%	(j)	8.73%		11/2026	2,552	2,551	0.1	2,550
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.00%	(j)	8.73%		11/2026	2,065	2,063	0.1	2,062
Krueger-Gilbert Health Physics, LLC*	Senior secured	SF +	5.00%	(j)	8.73%		11/2026	1,497	1,496	0.1	1,496
Krueger-Gilbert Health Physics, LLC*+	Senior secured	SF +	5.00%	(j)	8.73%		11/2026	1,378	1,377	—	1,377
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.00%	(j)	8.73%		11/2026	604	603	—	603
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.00%	(j)	8.73%		11/2026	284	284	—	284
Krueger-Gilbert Health Physics, LLC+	Senior secured				N/A(6)		11/2026	—	—	—	—
Krueger-Gilbert Health Physics, LLC+	One stop	SF +	5.00%	(j)	8.73%		11/2026	659	659	—	659
Krueger-Gilbert Health Physics, LLC+	Senior secured	SF +	5.00%	(j)	8.73%		11/2026	295	295	—	295
Krueger-Gilbert Health Physics, LLC+	One stop	SF +	5.00%	(j)	8.73%		11/2026	500	499	—	499
LOV Acquisition, LLC*+	Senior secured	SF +	4.25%	(i)	7.89%		11/2031	22,346	22,253	0.6	22,346
LOV Acquisition, LLC+(5)	Senior secured				N/A(6)		11/2031	—	(10)	—	—
New Look Corporation+(8)(9)(12)	One stop	CA +	5.25%	(m)	7.54%		05/2028	24,795	27,648	0.7	24,795
New Look Corporation*+(8)(12)	One stop	SF +	5.25%	(j)	8.98%		05/2028	5,775	5,713	0.2	5,775
New Look Corporation*+(8)(12)	One stop	SF +	5.25%	(j)	8.98%		05/2028	4,076	4,018	0.1	4,076
New Look Corporation+(8)(9)(12)	One stop	CA +	5.25%	(m)	7.54%		05/2028	1,535	1,670	0.1	1,535
New Look Corporation+(8)(9)(12)	One stop	CA +	5.25%	(m)	7.54%		05/2028	800	856	—	800
New Look Corporation+(8)(12)	One stop	SF +	5.25%	(j)	8.98%		05/2028	129	125	—	129
New Look Corporation+(8)(9)(12)	One stop	CA +	5.25%	(m)	7.54%		05/2028	142	137	—	142
New Look Corporation+(5)(8)(12)	One stop				N/A(6)		05/2028	—	(2)	—	—
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(j)	9.42%		01/2027	17,984	17,930	0.5	17,625
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(j)	9.42%		01/2027	12,051	12,029	0.3	11,810
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(j)	9.42%		01/2027	2,424	2,420	0.1	2,375
Pinnacle Treatment Centers, Inc.*	One stop	SF +	5.75%	(j)	9.42%		01/2027	2,342	2,337	0.1	2,295
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(j)	9.42%		01/2027	1,479	1,477	—	1,450
Pinnacle Treatment Centers, Inc.*+	One stop	SF +	5.75%	(j)	9.42%		01/2027	1,344	1,342	—	1,317
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(j)	9.42%		01/2027	668	667	—	654
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(j)	9.42%		01/2027	524	519	—	513
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(j)	9.42%		01/2027	176	176	—	173
Pinnacle Treatment Centers, Inc.+	One stop	SF +	5.75%	(j)	9.42%		01/2027	101	101	—	99
Pinnacle Treatment Centers, Inc.+	One stop	P +	4.50%	(a)(i)	10.59%		01/2027	812	793	—	786
PPV Intermediate Holdings, LLC+	One stop	SF +	5.75%	(j)	9.40%		08/2029	271	266	—	256
PPV Intermediate Holdings, LLC*+	One stop	SF +	5.75%	(j)	9.42%		08/2029	13,940	13,889	0.4	13,661
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK	08/2030	2,286	2,263	0.1	2,177
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK	08/2030	95	93	—	91
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK	08/2030	528	524	—	503
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			13.75%	PIK	08/2030	97	96	—	92
PPV Intermediate Holdings, LLC+(25)	One stop	N/A			14.75%	PIK	08/2030	11,541	11,589	0.3	11,339

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
PPV Intermediate Holdings, LLC+	One stop	SF +	5.25%	(j)	8.92%				08/2029	$5,446	$5,384	0.2%	$5,272
Premise Health Holding Corp.+	One stop	SF +	4.75%	(j)	8.48%				11/2032	1,367	1,360	—	1,354
Premise Health Holding Corp.+(5)	One stop				N/A(6)				11/2031	—	(2)	—	(1)
Premise Health Holding Corp.+	One stop	SF +	4.75%	(j)	8.48%				11/2032	654	648	—	648
Premise Health Holding Corp.+	One stop	SF +	4.75%	(j)	8.48%				11/2032	499	494	—	494
Premise Health Holding Corp.+	One stop	SF +	4.75%	(j)	8.48%				11/2032	165	163	—	163
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.56%				05/2027	24,645	24,665	0.7	24,587
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.56%				05/2027	2,549	2,543	0.1	2,542
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.56%				05/2027	2,131	2,129	0.1	2,125
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.57%				05/2027	1,171	1,170	—	1,168
Pyramid Healthcare Acquisition Corp.*+	One stop	SF +	4.75%	(j)	8.56%				05/2027	1,072	1,071	—	1,070
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.56%				05/2027	724	723	—	722
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.56%				05/2027	241	240	—	240
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.56%				05/2027	212	212	—	211
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.56%				05/2027	198	198	—	198
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.57%				05/2027	198	198	—	198
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.56%				05/2027	78	78	—	78
Pyramid Healthcare Acquisition Corp.+	One stop	SF +	4.75%	(j)	8.59%				05/2027	120	120	—	120
Signature MD, Inc.+	One stop	SF +	4.50%	(i)	8.14%				02/2032	302	300	—	303
Signature MD, Inc.+	One stop				N/A(6)				02/2032	—	—	—	—
Signature MD, Inc.+(5)	One stop				N/A(6)				02/2032	—	(1)	—	1
Suveto Buyer, LLC+(5)	One stop				N/A(6)				09/2027	—	(1)	—	(1)
Suveto Buyer, LLC*+	One stop	SF +	4.50%	(i)	8.14%				09/2027	27,245	27,243	0.7	27,198
Suveto Buyer, LLC+	One stop	SF +	4.50%	(i)	8.14%				09/2027	19,200	19,149	0.5	19,144
										516,519	518,318	13.8	512,481
Healthcare Technology
Amberfield Acquisition Co.*+	One stop	SF +	5.00%	(j)	8.73%				05/2030	7,138	7,115	0.2	7,116
Amberfield Acquisition Co.+	One stop	SF +	5.00%	(j)	8.73%				05/2030	770	766	—	768
Amberfield Acquisition Co.+	One stop	SF +	5.00%	(j)	8.73%				05/2030	164	162	—	163
Color Intermediate, LLC*+	Senior secured	SF +	4.75%	(j)	8.58%				10/2029	17,257	17,228	0.5	17,084
Connexin Software, Inc.+	One stop	SF +	6.00%	(j)	9.73%				03/2028	11,671	11,627	0.3	11,554
Connexin Software, Inc.+(5)	One stop				N/A(6)				03/2028	—	—	—	(1)
Crow River Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.66%				01/2029	6,014	6,004	0.2	5,894
Crow River Buyer, Inc.+(5)	One stop				N/A(6)				01/2029	—	—	—	(2)
Crow River Buyer, Inc.+	One stop	SF +	5.00%	(i)	8.64%				01/2029	8,679	8,624	0.2	8,505
ESO Solution, Inc.+	One stop	SF +	5.50%	(j)	9.17%				05/2027	11,359	11,369	0.3	11,302
ESO Solution, Inc.+	One stop	SF +	5.50%	(j)	9.17%				05/2027	3,803	3,780	0.1	3,784
ESO Solution, Inc.+	One stop	SF +	5.50%	(j)(k)	9.14%				05/2027	98	97	—	96
GHX Ultimate Parent Corporation+(25)	One stop	SF +	5.00%	(j)	6.23%	cash/	2.50%	PIK	02/2033	54,021	53,475	1.5	54,021
GHX Ultimate Parent Corporation+(25)	One stop	SF +	5.00%	(j)	6.23%	cash/	2.50%	PIK	02/2033	353	352	—	353
GHX Ultimate Parent Corporation+(5)	One stop				N/A(6)				02/2033	—	(51)	—	—
Healthmark Holdings, L.P.+(5)	One stop				N/A(6)				07/2032	—	(1)	—	(2)
Healthmark Holdings, L.P.*+	One stop	SF +	4.50%	(j)	8.17%				07/2032	1,568	1,561	0.1	1,549
Healthmark Holdings, L.P.+(5)	One stop				N/A(6)				07/2032	—	(1)	—	(3)
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.17%				07/2031	15,595	15,482	0.4	15,439
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.16%				07/2031	206	192	—	186
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.17%				07/2031	915	915	—	906
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.17%				07/2031	257	257	—	255
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.16%				07/2031	375	373	—	371
Kona Buyer, LLC+(5)	One stop				N/A(6)				07/2031	—	(1)	—	(6)
Kona Buyer, LLC+	One stop	SF +	4.50%	(j)	8.16%				07/2031	3,393	3,377	0.1	3,359
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	6.00%	(g)	9.73%				02/2031	628	600	—	628
Lacker Bidco Limited+(8)(9)(10)(25)	One stop	SN +	6.00%	(g)	7.23%	cash/	2.50%	PIK	02/2031	847	846	—	847

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Lacker Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				08/2030	$—	$(1)	—%	$—
Lacker Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				02/2031	30	31	—	20
Modernizing Medicine, Inc.+(25)	One stop	SF +	4.75%	(j)	6.23%	cash/	2.25%	PIK	04/2032	32,934	32,668	0.9	32,934
Modernizing Medicine, Inc.+(5)	One stop				N/A(6)				04/2032	—	(25)	—	—
Neptune Holdings, Inc.*	One stop	SF +	4.50%	(j)	8.23%				09/2030	15,895	15,964	0.4	15,736
Neptune Holdings, Inc.+(5)	One stop				N/A(6)				08/2029	—	—	—	(1)
Netsmart Technologies, Inc.+(25)	One stop	SF +	5.20%	(i)	6.14%	cash/	2.70%	PIK	08/2031	54,190	53,790	1.4	52,835
Netsmart Technologies, Inc.+(5)	One stop				N/A(6)				08/2031	—	(51)	—	(140)
Netsmart Technologies, Inc.+(5)	One stop				N/A(6)				08/2031	—	(25)	—	(172)
Netsmart Technologies, Inc.+(25)	One stop	SF +	5.20%	(i)	6.14%	cash/	2.70%	PIK	08/2031	508	507	—	496
Plasma Buyer, LLC+(7)(25)	One stop	SF +	5.75%	(j)	9.48%	PIK			05/2029	8,780	7,814	0.1	4,127
Plasma Buyer, LLC+(7)(25)	One stop	SF +	5.75%	(j)	9.48%	PIK			05/2029	331	296	—	156
Plasma Buyer, LLC+(25)	One stop	SF +	6.25%	(j)	9.48%	cash/	0.50%	PIK	03/2027	175	175	—	175
Plasma Buyer, LLC+(7)(25)	One stop	SF +	5.75%	(j)	9.48%	PIK			05/2028	122	108	—	56
QF Holdings, Inc.+	One stop	SF +	4.50%	(j)	8.24%				12/2032	3	3	—	3
QF Holdings, Inc.+	One stop	SF +	4.50%	(j)	8.23%				12/2032	372	371	—	366
QF Holdings, Inc.+(5)	One stop				N/A(6)				12/2032	—	—	—	(1)
Signant Finance One Limited+	One stop	SF +	5.00%	(j)	8.73%				10/2031	43	42	—	42
Signant Finance One Limited+(25)	One stop	SF +	5.00%	(j)	8.73%				10/2031	1,670	1,655	0.1	1,655
Signant Finance One Limited+(5)	One stop				N/A(6)				10/2031	—	(1)	—	(2)
Transaction Data Systems, Inc.*+	One stop	SF +	4.75%	(j)	8.63%				08/2026	73,741	73,634	2.0	73,741
Transaction Data Systems, Inc.+	One stop				N/A(6)				08/2026	—	—	—	—
										333,905	331,103	8.8	326,192
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC*+	One stop	SF +	6.00%	(j)	9.88%				08/2028	13,435	13,421	0.4	13,435
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(j)	9.81%				08/2028	678	675	—	678
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(j)	9.88%				08/2028	463	461	—	463
Barteca Restaurants, LLC+	One stop	SF +	6.00%	(j)	9.85%				08/2028	200	199	—	200
BJH Holdings III Corp.*+	One stop	SF +	5.00%	(j)	8.73%				08/2027	69,031	68,847	1.9	69,031
BJH Holdings III Corp.+	One stop	SF +	5.00%	(j)	8.73%				08/2027	786	779	—	786
BJH Holdings III Corp.+	One stop	SF +	5.00%	(j)	8.73%				08/2027	5,505	5,472	0.2	5,505
Cafe Rio Holding, Inc.*+(25)	One stop	SF +	6.75%	(j)	9.56%	cash/	1.00%	PIK	09/2028	18,401	18,403	0.5	17,850
Cafe Rio Holding, Inc.*+(25)	One stop	SF +	6.75%	(j)	9.56%	cash/	1.00%	PIK	09/2028	3,151	3,143	0.1	3,057
Cafe Rio Holding, Inc.*+(25)	One stop	SF +	6.75%	(j)	9.56%	cash/	1.00%	PIK	09/2028	2,117	2,117	0.1	2,053
Cafe Rio Holding, Inc.*(25)	One stop	SF +	6.75%	(j)	9.56%	cash/	1.00%	PIK	09/2028	1,343	1,343	—	1,303
Cafe Rio Holding, Inc.*+(25)	One stop	SF +	6.75%	(j)	9.56%	cash/	1.00%	PIK	09/2028	1,186	1,186	—	1,151
Cafe Rio Holding, Inc.+(25)	One stop	SF +	6.75%	(i)(j)	9.54%	cash/	1.00%	PIK	09/2028	187	187	—	179
Cafe Rio Holding, Inc.+(25)	One stop	SF +	6.75%	(j)	9.56%	cash/	1.00%	PIK	09/2028	170	170	—	165
Cafe Rio Holding, Inc.+(25)	One stop	SF +	6.75%	(j)	9.56%	cash/	1.00%	PIK	09/2028	122	122	—	118
Cafe Rio Holding, Inc.+(25)	One stop	SF +	6.75%	(j)	9.56%	cash/	1.00%	PIK	09/2028	97	97	—	94
Cafe Rio Holding, Inc.+(25)	One stop	SF +	6.75%	(j)	9.56%	cash/	1.00%	PIK	09/2028	95	95	—	92
Cafe Rio Holding, Inc.+(25)	One stop	SF +	6.75%	(j)	9.56%	cash/	1.00%	PIK	09/2028	77	77	—	75
Cafe Rio Holding, Inc.+(25)	One stop	SF +	6.75%	(j)	9.56%	cash/	1.00%	PIK	09/2028	49	49	—	47
Cafe Rio Holding, Inc.+(25)	One stop	SF +	6.75%	(j)	9.56%	cash/	1.00%	PIK	09/2028	55	55	—	53
CB Sports Holdings Bidco, LLC+(5)	One stop				N/A(6)				12/2032	—	(1)	—	(1)
CB Sports Holdings Bidco, LLC+	One stop	SF +	4.63%	(j)	8.36%				12/2032	185	184	—	184
CB Sports Holdings Bidco, LLC+	One stop				N/A(6)				12/2032	—	—	—	—
CB Sports Holdings Bidco, LLC+	One stop	SF +	4.63%	(j)	8.31%				12/2032	126	126	—	126
CB Sports Holdings Bidco, LLC+	One stop	SF +	4.63%	(j)	8.31%				12/2032	57	57	—	56
CB Sports Holdings Bidco, LLC+	One stop	SF +	4.63%	(j)	8.27%				12/2032	115	115	—	115
CB Sports Holdings Bidco, LLC+	One stop	SF +	4.63%	(j)	8.36%				12/2032	11	8	—	9
CB Sports Holdings Bidco, LLC+	One stop	SF +	4.63%	(j)	8.28%				12/2032	85	85	—	85
CR Fitness Holdings, LLC+	Senior secured	SF +	4.25%	(j)	7.98%				10/2031	17	16	—	17
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
CR Fitness Holdings, LLC+	Senior secured	SF +	4.25%	(j)	7.98%				10/2032	$1,496	$1,493	—%	$1,496
CR Fitness Holdings, LLC+(5)	Senior secured				N/A(6)				10/2032	—	(1)	—	—
Crumbl Enterprises, LLC+(5)	One stop				N/A(6)				05/2032	—	(11)	—	—
Crumbl Enterprises, LLC*+	One stop	SF +	4.50%	(j)	8.24%				05/2032	32,084	31,949	0.9	32,084
ESN Venture Holdings, LLC*+(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	5,450	5,406	0.2	5,450
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	931	927	—	931
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	823	817	—	823
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	378	375	—	378
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	184	183	—	184
ESN Venture Holdings, LLC+(5)	One stop				N/A(6)				10/2029	—	(7)	—	—
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.25%	(j)	6.55%	cash/	3.38%	PIK	10/2029	648	636	—	648
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	445	443	—	445
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.25%	(j)	6.60%	cash/	3.38%	PIK	10/2029	1,614	1,605	0.1	1,614
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.25%	(j)	6.61%	cash/	3.38%	PIK	10/2029	4,056	4,039	0.1	4,056
ESN Venture Holdings, LLC+(25)	One stop	SF +	6.25%	(j)	6.57%	cash/	3.38%	PIK	10/2029	1,296	1,291	—	1,296
Excel Fitness Consolidator, LLC*+	Senior secured	SF +	4.75%	(j)	8.48%				04/2030	6,590	6,548	0.2	6,590
Excel Fitness Consolidator, LLC+	Senior secured				N/A(6)				04/2030	—	—	—	—
Excel Fitness Consolidator, LLC+	Senior secured	SF +	4.75%	(j)	8.48%				04/2030	516	515	—	516
Harri US, LLC+(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	1,352	1,343	—	1,264
Harri US, LLC+(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	915	934	—	855
Harri US, LLC+(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	888	906	—	830
Harri US, LLC+(5)	One stop				N/A(6)				08/2028	—	(1)	—	(3)
Harri US, LLC+(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	1,652	1,575	0.1	1,545
Harri US, LLC+(25)	One stop	N/A			14.00%	PIK			08/2028	2,227	2,205	0.1	2,227
Olo Parent, Inc.+	One stop	SF +	4.50%	(j)	8.17%				09/2032	2,326	2,321	0.1	2,280
Olo Parent, Inc.+(5)	One stop				N/A(6)				09/2032	—	—	—	(3)
Patriot Acquireco, LLC+	One stop	SF +	4.50%	(j)	8.17%				09/2032	26	25	—	26
Patriot Acquireco, LLC+	One stop	SF +	4.50%	(j)	8.17%				09/2032	1,805	1,797	0.1	1,805
PB Group Holdings, LLC+(25)	One stop	SF +	5.50%	(i)	6.39%	cash/	2.75%	PIK	08/2030	38,095	37,970	1.0	38,095
PB Group Holdings, LLC+	One stop	SF +	5.00%	(i)	8.64%				08/2030	2,858	2,843	0.1	2,858
QSR Acquisition Co.+	One stop	SF +	4.25%	(i)	7.89%				06/2032	1,514	1,509	—	1,476
QSR Acquisition Co.+(5)	One stop				N/A(6)				06/2032	—	—	—	(3)
QSR Acquisition Co.+(5)	One stop				N/A(6)				06/2032	—	(1)	—	(8)
Rooster BidCo Limited+(8)(9)(10)	One stop	SN +	4.50%	(g)	8.23%				03/2032	234	233	—	234
Rooster BidCo Limited+(8)(9)(10)	One stop	SN +	4.50%	(g)	8.23%				03/2032	4,915	4,759	0.1	4,915
Rooster BidCo Limited+(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(21)	—	—
Saguaro Buyer, LLC+	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC+	One stop	SF +	4.50%	(j)	8.23%				07/2032	496	494	—	496
Saguaro Buyer, LLC+	One stop	SF +	4.50%	(j)	8.23%				07/2032	217	216	—	217
Saguaro Buyer, LLC+	One stop	SF +	4.50%	(j)	8.23%				07/2032	76	75	—	76
SDC Holdco, LLC+(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
SDC Holdco, LLC*	One stop	SF +	4.38%	(i)	8.02%				07/2032	1,772	1,765	0.1	1,764
SDC Holdco, LLC+	One stop	SF +	4.38%	(i)	8.02%				07/2032	500	498	—	498
SSRG Holdings, LLC*	One stop	SF +	4.75%	(j)	8.48%				11/2029	12,314	12,238	0.3	12,314
SSRG Holdings, LLC*+	One stop	SF +	4.75%	(j)	8.48%				11/2029	7,641	7,638	0.2	7,641
SSRG Holdings, LLC+(5)	One stop				N/A(6)				11/2029	—	(11)	—	—
SSRG Holdings, LLC+	One stop	SF +	4.75%	(j)	8.48%				11/2029	603	599	—	603
SSRG Holdings, LLC+	One stop	SF +	4.75%	(j)	8.42%				11/2029	323	319	—	323
SSRG Holdings, LLC+	One stop	SF +	4.75%	(j)	8.48%				11/2029	672	670	—	672
YE Brands Holding, LLC*+	One stop	SF +	4.75%	(j)	8.48%				10/2027	17,321	17,404	0.5	17,321
YE Brands Holding, LLC+	One stop	SF +	4.75%	(j)	8.48%				10/2027	1,170	1,167	—	1,170

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
YE Brands Holding, LLC+	One stop				N/A(6)	10/2027	$—	$—	—%	$—
							276,167	275,164	7.4	274,924
Household Durables
TLB Holdings I, LLC+(5)	One stop				N/A(6)	10/2031	—	(1)	—	(1)
TLB Holdings I, LLC+	One stop	SF +	4.75%	(i)	8.39%	10/2031	614	611	—	610
TLB Holdings I, LLC+(5)	One stop				N/A(6)	10/2031	—	(1)	—	(1)
							614	609	—	608
Household Products
WU Holdco, Inc.+	One stop	SF +	4.75%	(j)	8.48%	04/2032	9,492	9,453	0.3	9,399
WU Holdco, Inc.+(5)	One stop				N/A(6)	04/2032	—	(3)	—	(7)
WU Holdco, Inc.+(5)	One stop				N/A(6)	04/2032	—	(5)	—	(23)
							9,492	9,445	0.3	9,369

Industrial Conglomerates
Anova Buyer, Inc.+	One stop	SF +	4.75%	(k)	8.49%				01/2033	291	290	—	290
Anova Buyer, Inc.+	One stop	SF +	4.75%	(j)	8.48%				01/2033	11	10	—	10
Anova Buyer, Inc.+	One stop	SF +	4.75%	(j)	8.49%				01/2033	6	5	—	5
Arch Global CCT Holdings Corp.*+	Senior secured	SF +	4.75%	(j)	8.58%				04/2028	3,145	3,121	0.1	2,894
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(j)	8.58%				04/2028	632	620	—	581
Arch Global CCT Holdings Corp.+	Senior secured	SF +	4.75%	(j)	8.58%				04/2028	588	578	—	541
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.48%				07/2029	5,722	5,712	0.2	5,682
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.49%				07/2029	2,550	2,538	0.1	2,528
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.48%				07/2029	1,451	1,444	—	1,441
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.48%				07/2029	464	462	—	461
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.48%				07/2029	544	539	—	540
Dwyer Instruments, Inc.+(5)(9)	One stop				N/A(6)				07/2029	—	(19)	—	(1)
Dwyer Instruments, Inc.+(9)	One stop	E +	5.00%	(c)	7.30%				07/2029	51,187	46,939	1.4	51,166
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.48%				07/2029	6,385	6,338	0.2	6,340
Dwyer Instruments, Inc.+	One stop	SF +	4.75%	(j)	8.48%				07/2029	1,474	1,464	—	1,463
Essential Services Holdings Corporation+(25)	One stop	SF +	5.76%	(j)	6.56%	cash/	2.88%	PIK	06/2031	11,564	11,483	0.3	11,245
Essential Services Holdings Corporation+	One stop	SF +	5.25%	(j)	8.91%				06/2030	621	611	—	587
Excelitas Technologies Corp.*+	One stop	SF +	5.25%	(i)	8.89%				08/2029	17,721	17,592	0.5	17,518
Excelitas Technologies Corp.+(9)	One stop	E +	5.25%	(b)	7.43%				08/2029	1,934	1,766	—	1,911
Excelitas Technologies Corp.+(5)	One stop				N/A(6)				08/2028	—	(2)	—	(4)
										106,290	101,491	2.8	105,198
Insurance
AMBA Buyer, Inc.*+	One stop	SF +	5.25%	(j)	9.08%				07/2027	4,388	4,392	0.1	4,388
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)	9.08%				07/2027	1,307	1,306	—	1,307
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)	9.08%				07/2027	1,102	1,101	—	1,102
AMBA Buyer, Inc.+	One stop				N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.+	One stop	SF +	5.25%	(j)	9.08%				07/2027	159	159	—	159
Bellwether Buyer, LLC+(5)	One stop				N/A(6)				04/2032	—	(4)	—	(5)
Bellwether Buyer, LLC+	One stop	SF +	4.50%	(i)	8.15%				04/2032	5,031	5,010	0.1	5,010
Bellwether Buyer, LLC+	One stop	SF +	4.50%	(i)	8.15%				04/2032	367	361	—	356
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	9.16%				03/2028	561	557	—	558
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	378	378	—	375
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	9.16%				03/2028	97	96	—	96
Ben Nevis Midco Limited+(8)(10)	One stop	SF +	5.50%	(j)	9.16%				03/2028	465	458	—	462
Captive Resources Midco, LLC+	One stop	SF +	4.50%	(j)	8.23%				07/2029	22,958	22,942	0.6	22,958
Captive Resources Midco, LLC+(5)	One stop				N/A(6)				07/2028	—	(1)	—	—
Doxa Insurance Holdings, LLC+	One stop	SF +	4.50%	(j)	8.23%				12/2030	1,857	1,865	0.1	1,809
Doxa Insurance Holdings, LLC+	One stop	SF +	4.50%	(j)	8.23%				12/2029	37	37	—	35

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Doxa Insurance Holdings, LLC+	One stop	SF +	4.50%	(j)	8.23%	12/2030	$1,766	$1,766	0.1%	$1,721
Doxa Insurance Holdings, LLC+(5)	One stop				N/A(6)	12/2030	—	—	—	(15)
Doxa Insurance Holdings, LLC+(5)	One stop				N/A(6)	12/2030	—	(4)	—	(4)
Doxa Insurance Holdings, LLC+	One stop	SF +	4.63%	(j)	8.34%	12/2030	3,571	3,555	0.1	3,496
Galway Borrower LLC+	One stop	SF +	4.50%	(j)	8.23%	09/2028	334	333	—	331
Galway Borrower LLC+	One stop	SF +	4.50%	(j)	8.23%	09/2028	17	17	—	17
Galway Borrower LLC+	One stop	SF +	4.50%	(j)	8.24%	09/2028	11	11	—	10
Galway Borrower LLC+	One stop	SF +	4.50%	(j)	8.23%	09/2028	12	12	—	12
Galway Borrower LLC+	One stop				N/A(6)	09/2028	—	—	—	—
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.00%	(c)	7.15%	04/2031	1,118	1,038	—	1,108
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.00%	(c)	7.15%	04/2031	456	437	—	451
Gimlet Bidco GMBH+(8)(9)(19)	One stop	E +	5.00%	(c)	7.16%	04/2031	332	338	—	324
Huskies Parent, Inc.+	One stop	SF +	6.00%	(i)	9.74%	11/2029	1,995	1,979	0.1	1,915
Illumifin Corporation+	One stop	SF +	6.00%	(j)	9.93%	09/2027	4,616	4,446	0.1	4,431
Integrity Marketing Acquisition, LLC*+	One stop	SF +	5.00%	(j)	8.67%	08/2028	48,341	48,131	1.3	48,292
Integrity Marketing Acquisition, LLC+(5)	One stop				N/A(6)	08/2028	—	(2)	—	—
Integrity Marketing Acquisition, LLC+(5)	One stop				N/A(6)	08/2028	—	(3)	—	(3)
J.S. Held Holdings, LLC+(5)	One stop				N/A(6)	06/2028	—	(7)	—	(4)
J.S. Held Holdings, LLC+	One stop	SF +	4.75%	(j)	8.63%	06/2028	20,175	20,073	0.6	20,026
J.S. Held Holdings, LLC*+	One stop	SF +	4.75%	(j)	8.63%	06/2028	38,046	37,651	1.0	37,828
Koala Investment Holdings, Inc.+	One stop	SF +	4.25%	(j)	7.99%	08/2032	1,564	1,557	—	1,550
Koala Investment Holdings, Inc.+	One stop	SF +	4.25%	(j)	7.96%	08/2032	71	70	—	70
Koala Investment Holdings, Inc.+(5)	One stop				N/A(6)	08/2032	—	(1)	—	(3)
Majesco+	One stop	SF +	4.50%	(j)	8.23%	01/2033	462	461	—	455
Majesco+(5)	One stop				N/A(6)	01/2033	—	—	—	(1)
MRH Trowe Germany GMBH+(5)(8)(9)(19)	One stop				N/A(6)	11/2031	—	(2)	—	(7)
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	5.00%	(d)	7.16%	05/2032	6,075	5,950	0.2	6,001
MRH Trowe Germany GMBH+(8)(9)(19)	One stop	E +	5.00%	(c)(d)	7.31%	05/2032	1,125	1,148	—	1,100
Oakbridge Insurance Agency, LLC+	One stop	SF +	4.75%	(i)	8.39%	11/2029	2,241	2,261	0.1	2,221
Oakbridge Insurance Agency, LLC+	One stop	SF +	4.75%	(i)	8.39%	11/2029	7	7	—	6
Oakbridge Insurance Agency, LLC+	One stop	SF +	4.75%	(i)	8.39%	11/2029	1,082	1,079	—	1,073
Oakbridge Insurance Agency, LLC+	One stop	SF +	5.00%	(i)	8.64%	11/2029	941	935	—	940
Oakbridge Insurance Agency, LLC+(5)	One stop				N/A(6)	11/2029	—	(2)	—	(4)
Pareto Health Intermediate Holdings, Inc.+(5)	One stop				N/A(6)	06/2029	—	(1)	—	(1)
Pareto Health Intermediate Holdings, Inc.*+	One stop	SF +	5.00%	(j)	8.73%	06/2030	85,240	84,720	2.3	84,435
Pareto Health Intermediate Holdings, Inc.+	One stop	SF +	5.00%	(j)	8.73%	06/2030	418	414	—	414
Patriot Growth Insurance Services, LLC*+	One stop	SF +	5.00%	(j)	8.88%	10/2028	71,470	70,942	1.9	70,625
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(j)	8.88%	10/2028	9,747	9,629	0.3	9,631
Patriot Growth Insurance Services, LLC+(5)	One stop				N/A(6)	10/2028	—	(32)	—	(21)
Patriot Growth Insurance Services, LLC+	One stop	SF +	5.00%	(j)	8.73%	10/2028	3,375	3,368	0.1	3,325
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(m)	7.62%	02/2031	23,095	24,810	0.6	23,156
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(m)	7.62%	02/2031	19,395	20,230	0.5	19,446
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(m)	7.62%	02/2031	7,584	8,252	0.2	7,604
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(m)	7.62%	02/2031	9,486	9,664	0.3	9,511
People Corporation+(5)(8)(9)(12)	One stop				N/A(6)	02/2031	—	(2)	—	—
People Corporation+(8)(9)(12)	One stop	CA +	5.00%	(m)	7.62%	02/2031	23,380	23,669	0.6	23,462
People Corporation+(8)(9)(12)	One stop				N/A(6)	02/2031	—	—	—	—
Wasabi Lower Holdco, LLC+(5)	Senior secured				N/A(6)	06/2032	—	(7)	—	(15)
Wasabi Lower Holdco, LLC+	Senior secured	SF +	4.50%	(j)	8.17%	06/2032	2,610	2,580	0.1	2,549

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
World Insurance Associates, LLC+(5)	One stop				N/A(6)				04/2030	$—	$(2)	—%	$(2)
World Insurance Associates, LLC+	One stop	SF +	5.00%	(i)(j)	8.72%				04/2030	5,503	5,488	0.2	5,471
										434,368	435,613	11.6	431,537
Internet & Direct Marketing Retail
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.63%	cash/	1.75%	PIK	04/2029	20,682	20,539	0.5	18,615
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.63%	cash/	1.75%	PIK	04/2029	12,106	11,919	0.3	10,896
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.63%	cash/	1.75%	PIK	04/2029	6,002	5,910	0.1	5,402
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.63%	cash/	1.75%	PIK	04/2029	3,616	3,551	0.1	3,254
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.63%	cash/	1.75%	PIK	04/2029	2,461	2,403	0.1	2,215
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.63%	cash/	1.75%	PIK	04/2029	2,418	2,308	0.1	2,175
Revalize, Inc.+(25)	One stop	SF +	6.50%	(j)	8.63%	cash/	1.75%	PIK	04/2029	231	219	—	208
Revalize, Inc.+(25)	One stop	SF +	6.25%	(j)	9.63%	cash/	0.50%	PIK	04/2029	194	180	—	148
										47,710	47,029	1.2	42,913
IT Services
Acquia, Inc.*+	One stop	SF +	6.00%	(j)	9.83%				10/2026	12,020	12,015	0.3	11,900
Acquia, Inc.+	One stop	SF +	6.00%	(j)	9.83%				10/2026	112	112	—	110
Acquia, Inc.+	One stop	SF +	6.00%	(j)	9.83%				10/2026	1,083	1,082	—	1,072
CivicPlus, LLC+(5)	One stop				N/A(6)				08/2030	—	(2)	—	(7)
CivicPlus, LLC+(25)	One stop	SF +	11.75%	(j)	15.48%	PIK			06/2034	398	396	—	382
CivicPlus, LLC+(25)	One stop	SF +	6.00%	(j)	6.92%	cash/	2.75%	PIK	08/2030	23,887	23,838	0.6	23,529
CivicPlus, LLC+(25)	One stop	SF +	6.00%	(j)	6.92%	cash/	2.75%	PIK	08/2030	2,244	2,229	0.1	2,187
CivicPlus, LLC+(5)	One stop				N/A(6)				08/2030	—	(2)	—	(7)
ContractPod Technologies, Ltd.+(8)(10)(25)	One stop	SF +	6.50%	(k)	7.10%	cash/	3.25%	PIK	07/2030	517	515	—	506
ContractPod Technologies, Ltd.+(8)(10)(25)	One stop	SF +	6.50%	(k)	7.10%	cash/	3.25%	PIK	07/2030	253	252	—	248
ContractPod Technologies, Ltd.+(8)(10)(25)	One stop	SF +	6.50%	(k)	7.09%	cash/	3.25%	PIK	07/2030	38	37	—	33
Critical Start, Inc.+(25)	One stop	SF +	6.75%	(j)	6.16%	cash/	4.25%	PIK	05/2028	5,604	5,595	0.1	5,324
Critical Start, Inc.+(25)	One stop	SF +	6.75%	(j)	6.16%	cash/	4.25%	PIK	05/2028	2,573	2,554	0.1	2,445
Critical Start, Inc.+	One stop	SF +	6.25%	(j)	9.91%				05/2028	53	52	—	47
Delinea Inc.*+	One stop	SF +	4.25%	(j)	7.98%				03/2030	46,930	46,808	1.3	46,461
Delinea Inc.+(5)	One stop				N/A(6)				03/2030	—	(2)	—	(5)
Goldcup 31018 AB+(8)(9)(17)(25)	One stop	E +	6.37%	(d)	8.50%	PIK			07/2029	15,724	14,393	0.4	15,096
Goldcup 31018 AB+(8)(9)(17)(25)	One stop	E +	6.38%	(d)	8.51%	PIK			07/2029	1,466	1,367	—	1,408
Goldcup 31018 AB+(5)(8)(9)(17)	One stop				N/A(6)				01/2029	—	(1)	—	(10)
Kentik Technologies, Inc.+(25)	One stop	SF +	8.00%	(j)	7.66%	cash/	4.00%	PIK	11/2029	52	51	—	53
Kentik Technologies, Inc.+(25)	One stop	SF +	8.00%	(j)	7.66%	cash/	4.00%	PIK	11/2029	58	55	—	60
Kentik Technologies, Inc.+(25)	One stop	SF +	8.00%	(j)	7.66%	cash/	4.00%	PIK	11/2029	20	18	—	21
Kentik Technologies, Inc.+(25)	One stop	SF +	8.00%	(j)	7.66%	cash/	4.00%	PIK	11/2029	8	7	—	9
Netwrix Corporation+(5)	One stop				N/A(6)				06/2029	—	(1)	—	(7)
Netwrix Corporation*+	One stop	SF +	4.75%	(i)	8.39%				06/2029	9,468	9,470	0.3	9,279
Netwrix Corporation+	One stop	SF +	4.75%	(i)	8.39%				06/2029	380	380	—	372
Netwrix Corporation+	One stop	SF +	4.75%	(i)	8.39%				06/2029	183	182	—	149
Optimizely North America, Inc.+(25)	One stop	SF +	5.50%	(i)	6.64%	cash/	2.50%	PIK	10/2031	38,002	37,714	1.0	36,672
Optimizely North America, Inc.+(9)(25)	One stop	E +	5.75%	(b)	5.46%	cash/	2.50%	PIK	10/2031	15,367	14,500	0.4	14,906
Optimizely North America, Inc.+(9)(25)	One stop	SN +	6.00%	(g)	7.23%	cash/	2.50%	PIK	10/2031	5,876	5,703	0.2	5,788
Optimizely North America, Inc.+(5)	One stop				N/A(6)				10/2031	—	(76)	—	(213)
PDQ.com Corporation+(5)	One stop				N/A(6)				10/2032	—	—	—	(2)
PDQ.com Corporation+	One stop	SF +	4.50%	(j)	8.23%				10/2032	633	631	—	607
PDQ.com Corporation+	One stop	SF +	4.50%	(j)	8.23%				10/2032	34	33	—	22
ReliaQuest Holdings, LLC+(25)	One stop	SF +	5.76%	(j)	6.29%	cash/	3.13%	PIK	04/2031	12,434	12,411	0.3	12,373
ReliaQuest Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(19)	—	(23)
ReliaQuest Holdings, LLC+(5)	One stop				N/A(6)				04/2031	—	(6)	—	(5)
ReliaQuest Holdings, LLC+(25)	One stop	SF +	5.76%	(j)	6.29%	cash/	3.13%	PIK	04/2031	29,613	29,499	0.8	29,465
Saturn Borrower, Inc.*+	One stop	SF +	6.00%	(j)	9.73%				11/2028	27,120	26,916	0.7	26,714
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Saturn Borrower, Inc.+	One stop	SF +	6.00%	(j)	9.73%	11/2028	$125	$120	—%	$119
WPEngine, Inc.+	One stop	SF +	5.75%	(j)	9.43%	08/2029	5,438	5,425	0.2	5,382
WPEngine, Inc.+	One stop				N/A(6)	08/2029	—	—	—	—
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(j)	10.17%	07/2027	1,388	1,385	—	1,381
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(j)	10.17%	07/2027	7,120	7,137	0.2	7,083
Zarya Holdco, Inc.+	One stop	SF +	6.50%	(j)	10.16%	07/2027	40	40	—	40
							266,261	262,813	7.0	260,964
Leisure Products
Atlas Bidco Pty Ltd+(8)(9)(11)	One stop				N/A(6)	06/2033	—	—	—	—
Atlas Bidco Pty Ltd+(8)(9)(11)	One stop	A +	5.00%	(e)	9.51%	06/2033	218	220	—	217
Atlas Bidco Pty Ltd+(5)(8)(9)(11)	One stop				N/A(6)	06/2033	—	(2)	—	(2)
Crunch Holdings, LLC+	One stop	SF +	4.50%	(i)	8.14%	09/2031	1,751	1,748	0.1	1,751
Crunch Holdings, LLC+	One stop				N/A(6)	09/2031	—	—	—	—
Movement Holdings, LLC+(8)(10)	One stop	SF +	5.50%	(k)	9.24%	03/2030	826	825	—	826
Movement Holdings, LLC+(8)(10)	One stop				N/A(6)	03/2030	—	—	—	—
							2,795	2,791	0.1	2,792
Life Sciences Tools & Services
Cascade Acquiror, Inc.+	One stop	SF +	5.00%	(j)	8.65%	05/2033	451	449	—	447
Cascade Acquiror, Inc.+	One stop				N/A(6)	05/2033	—	—	—	—
Diamondback Acquisition, Inc.+	One stop	SF +	4.50%	(i)	8.14%	09/2032	1,485	1,482	0.1	1,433
Diamondback Acquisition, Inc.+(5)	One stop				N/A(6)	09/2032	—	(1)	—	(11)
Diamondback Acquisition, Inc.+	One stop	SF +	4.50%	(a)(i)	9.04%	09/2032	67	67	—	60
PAS Parent Inc.+(5)	One stop				N/A(6)	08/2031	—	(4)	—	—
PAS Parent Inc.*+	One stop	SF +	4.50%	(i)	8.14%	08/2032	57,811	57,565	1.6	57,965
PAS Parent Inc.+(5)	One stop				N/A(6)	08/2032	—	(1)	—	13
Unchained Labs, LLC*+	Senior secured	SF +	5.50%	(i)	9.19%	08/2029	1,374	1,358	—	1,349
Unchained Labs, LLC+	Senior secured	SF +	5.50%	(i)	9.19%	08/2029	1,161	1,145	—	1,139
Unchained Labs, LLC+(5)	Senior secured				N/A(6)	08/2029	—	(1)	—	(2)
							62,349	62,059	1.7	62,393
Machinery
AI Titan Parent, Inc.+	One stop	SF +	4.50%	(i)	8.14%	08/2031	10,508	10,431	0.3	10,193
AI Titan Parent, Inc.+	One stop	SF +	4.50%	(i)	8.11%	08/2031	473	465	—	410
AI Titan Parent, Inc.+(5)	One stop				N/A(6)	08/2031	—	(10)	—	(39)
Blackbird Purchaser, Inc.+	One stop	SF +	5.75%	(j)	9.48%	12/2030	4,966	5,025	0.1	4,930
Blackbird Purchaser, Inc.+(5)	One stop				N/A(6)	12/2030	—	—	—	(2)
Blackbird Purchaser, Inc.+	One stop	SF +	5.75%	(i)(j)	9.47%	12/2029	60	59	—	59
East Range Partners Intermediate 2, LLC+	One stop	SF +	5.00%	(k)	8.64%	05/2032	202	200	—	200
East Range Partners Intermediate 2, LLC+(5)	One stop				N/A(6)	05/2032	—	(1)	—	(1)
East Range Partners Intermediate 2, LLC+	One stop	SF +	5.00%	(k)	8.73%	05/2032	19	18	—	18
East Range Partners Intermediate 2, LLC+	One stop	P +	4.00%	(a)	10.75%	05/2032	8	8	—	8
Thermogenics, Inc.+(8)(12)	One stop	SF +	4.25%	(j)	7.91%	06/2032	56	56	—	56
Thermogenics, Inc.+(8)(12)	One stop	SF +	4.25%	(j)	7.98%	06/2032	179	178	—	178
Thermogenics, Inc.+(8)(9)(12)	One stop	CA +	4.25%	(m)	6.54%	06/2032	135	140	—	134
Thermogenics, Inc.+(8)(12)	One stop	SF +	4.25%	(j)	7.98%	06/2032	105	105	—	105
Thermogenics, Inc.+(8)(9)(12)	One stop	CA +	4.25%	(m)	6.54%	06/2032	71	73	—	71
Thermogenics, Inc.+(8)(9)(12)	One stop	CA +	4.25%	(m)	6.54%	06/2032	14	14	—	14
Thermogenics, Inc.+(5)(8)(12)	One stop				N/A(6)	06/2032	—	(1)	—	(1)
Thermogenics, Inc.+(8)(12)	One stop				N/A(6)	06/2032	—	—	—	—
							16,796	16,760	0.4	16,333
Marine
Project Nike Purchaser, LLC*+	One stop	SF +	5.00%	(j)	8.73%	04/2029	33,264	33,371	0.9	32,266

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Project Nike Purchaser, LLC+	One stop	SF +	5.00%	(j)	8.73%	04/2029	$737	$734	—%	$715
Project Nike Purchaser, LLC+(5)	One stop				N/A(6)	04/2029	—	(1)	—	(15)
							34,001	34,104	0.9	32,966
Media
Lotus Topco, Inc.*+	One stop	SF +	4.75%	(j)	8.48%	06/2030	6,996	6,958	0.2	6,996
Lotus Topco, Inc.+(5)	One stop				N/A(6)	06/2030	—	(5)	—	—
Lotus Topco, Inc.+(5)	One stop				N/A(6)	06/2030	—	(3)	—	—
Lotus Topco, Inc.*	One stop	SF +	4.75%	(j)	8.48%	06/2030	1,985	1,973	0.1	1,985
Shout! Factory, LLC*	One stop	SF +	5.25%	(j)	8.98%	06/2031	1,745	1,734	—	1,722
Shout! Factory, LLC+	One stop	SF +	5.25%	(j)	8.90%	06/2031	58	57	—	55
Triple Lift, Inc.*+	One stop	SF +	5.75%	(j)	9.58%	05/2028	7,167	7,082	0.2	6,791
Triple Lift, Inc.*+	One stop	SF +	5.75%	(j)	9.58%	05/2028	1,529	1,505	—	1,449
Triple Lift, Inc.+(5)	One stop				N/A(6)	05/2028	—	(3)	—	(8)
							19,480	19,298	0.5	18,990
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.+	One stop	SF +	4.50%	(i)	8.14%	12/2032	873	867	—	869
Edition Holdings, Inc.+	One stop	SF +	4.50%	(i)	8.15%	12/2032	2	2	—	2
Edition Holdings, Inc.+	One stop				N/A(6)	12/2032	—	—	—	—
							875	869	—	871

Paper & Forest Products
Messenger, LLC*+	One stop	SF +	5.00%	(j)	8.67%				12/2027	13,682	13,683	0.4	13,677
Messenger, LLC+(9)	One stop	SN +	5.00%	(g)	8.73%				12/2027	872	832	—	872
Messenger, LLC+	One stop	SF +	5.00%	(j)	8.67%				12/2027	494	493	—	494
Messenger, LLC+(9)	One stop				N/A(6)				12/2027	—	—	—	—
Messenger, LLC*+	One stop	SF +	5.00%	(j)	8.67%				12/2027	1,434	1,445	0.1	1,433
Messenger, LLC+	One stop	SF +	5.00%	(j)	8.67%				12/2027	718	718	—	718
Messenger, LLC+	One stop				N/A(6)				12/2027	—	—	—	—
										17,200	17,171	0.5	17,194
Pharmaceuticals
ACP Ulysses Buyer, Inc.*+	One stop	SF +	5.00%	(j)	8.73%				02/2030	30,144	30,045	0.8	29,888
ACP Ulysses Buyer, Inc.*+	One stop	SF +	5.00%	(j)	8.73%				02/2030	1,303	1,292	—	1,292
ACP Ulysses Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.73%				02/2030	496	479	—	492
ACP Ulysses Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.73%				02/2030	499	495	—	495
Amalthea Parent, Inc.*+(8)(12)	One stop	SF +	5.00%	(j)	8.93%				03/2027	86,061	84,647	2.3	85,136
Amalthea Parent, Inc.+(8)(12)	One stop	SF +	5.00%	(i)	8.76%				03/2027	540	519	—	536
Apothecary Products, LLC*	Senior secured	SF +	5.25%	(k)	8.88%				07/2027	1,984	1,983	0.1	1,984
Apothecary Products, LLC+	Senior secured				N/A(6)				07/2027	—	—	—	—
Caerus Midco 3 S.A.R.L.*+	One stop	SF +	5.00%	(j)	8.73%				05/2029	28,885	28,909	0.8	28,308
Caerus Midco 3 S.A.R.L.+	One stop	SF +	5.00%	(j)	8.73%				05/2029	4,789	4,791	0.1	4,693
Caerus Midco 3 S.A.R.L.+	One stop	SF +	5.00%	(j)	8.73%				05/2029	4,420	4,393	0.1	4,332
Caerus Midco 3 S.A.R.L.+	One stop	SF +	5.00%	(j)	8.73%				05/2029	701	698	—	687
Caerus Midco 3 S.A.R.L.+	One stop	SF +	5.00%	(i)	8.65%				05/2029	402	400	—	392
Cobalt Buyer Sub, Inc.*+	One stop	SF +	5.75%	(j)	9.42%				10/2028	14,570	14,543	0.4	13,550
Cobalt Buyer Sub, Inc.*+	One stop	SF +	5.75%	(j)	9.42%				10/2028	4,886	4,877	0.1	4,544
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.75%	(j)	9.42%				10/2028	3,691	3,650	0.1	3,433
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.75%	(j)	9.42%				10/2027	1,463	1,456	—	1,400
Cobalt Buyer Sub, Inc.+	One stop	SF +	5.75%	(j)	9.42%				10/2028	6,285	6,242	0.2	5,845
Creek Parent, Inc.+	One stop	SF +	5.00%	(i)	8.64%				12/2031	56,118	55,351	1.5	55,288
Creek Parent, Inc.+(5)	One stop				N/A(6)				12/2031	—	(99)	—	(121)
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	6.53%	(g)	7.73%	cash/	2.53%	PIK	11/2028	38,243	38,312	1.0	36,714

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	6.53%	(g)	7.73%	cash/	2.53%	PIK	11/2028	$5,538	$5,165	0.2%	$5,316
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	6.53%	(g)	7.73%	cash/	2.53%	PIK	11/2028	4,635	4,066	0.1	4,450
Spark Bidco Limited+(8)(10)(25)	Senior secured	SF +	6.53%	(k)	7.85%	cash/	2.53%	PIK	11/2028	4,011	4,007	0.1	3,851
Spark Bidco Limited+(8)(9)(10)(25)	Senior secured	SN +	6.53%	(g)	7.73%	cash/	2.53%	PIK	11/2028	4,056	3,724	0.1	3,894
Spark Bidco Limited+(8)(9)(10)	Senior secured	SN +	6.25%	(g)	9.98%				11/2028	198	199	—	190
										303,918	300,144	8.0	296,589
Professional Services
ALKU Intermediate Holdings, LLC+	One stop	SF +	6.25%	(j)	9.98%				05/2029	6,677	6,693	0.2	6,589
ALKU Intermediate Holdings, LLC+	One stop	SF +	5.50%	(j)	9.23%				05/2029	738	733	—	715
bswift, LLC*+	One stop	SF +	4.75%	(j)	8.42%				11/2028	7,545	7,535	0.2	7,432
bswift, LLC+	One stop	SF +	4.75%	(j)	8.42%				11/2028	9,875	9,842	0.3	9,727
bswift, LLC+	One stop	SF +	4.75%	(j)	8.42%				11/2028	496	494	—	489
Denali Intermediate Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.12%				08/2032	33	31	—	31
Denali Intermediate Holdings, Inc.+	One stop	SF +	5.50%	(i)	9.15%				08/2032	1,809	1,793	—	1,793
DISA Holdings Corp.*+	Senior secured	SF +	5.00%	(j)	8.69%				09/2028	5,148	5,129	0.1	5,106
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	8.69%				09/2028	793	788	—	787
DISA Holdings Corp.+	One stop	SF +	5.00%	(j)	8.69%				09/2028	679	674	—	673
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	8.69%				09/2028	601	596	—	595
DISA Holdings Corp.+(25)	Subordinated debt	SF +	8.50%	(j)	10.18%	cash/	2.00%	PIK	03/2029	106	106	—	106
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	8.69%				09/2028	583	578	—	578
DISA Holdings Corp.+(5)	Senior secured				N/A(6)				09/2028	—	(1)	—	(2)
DISA Holdings Corp.+	Senior secured	SF +	5.00%	(j)	8.67%				09/2028	240	237	—	236
Eclipse Buyer, Inc.+	One stop	SF +	4.50%	(j)	8.15%				09/2031	14,283	14,177	0.4	13,997
Eclipse Buyer, Inc.+(5)	One stop				N/A(6)				09/2031	—	(52)	—	(36)
Eclipse Buyer, Inc.+(5)	One stop				N/A(6)				09/2031	—	(9)	—	(48)
Eliassen Group, LLC+	One stop	SF +	5.75%	(j)	9.48%				04/2028	2,110	2,099	0.1	2,043
Eliassen Group, LLC+	One stop	SF +	5.75%	(j)	9.48%				04/2028	142	141	—	138
IG Investments Holdings, LLC*+	One stop	SF +	5.00%	(j)	8.66%				09/2028	13,227	13,190	0.4	13,145
IG Investments Holdings, LLC+(5)	One stop				N/A(6)				09/2028	—	(1)	—	—
NBG Acquisition Corp.*+(25)	One stop	SF +	6.00%	(j)	6.16%	cash/	3.50%	PIK	11/2030	34,625	34,215	0.8	29,085
NBG Acquisition Corp.+(25)	One stop	SF +	6.00%	(j)	6.23%	cash/	3.50%	PIK	11/2030	805	802	—	676
NBG Acquisition Corp.+(25)	One stop	SF +	6.00%	(j)	6.23%	cash/	3.50%	PIK	11/2030	362	354	—	286
PlanSource Holdings, Inc.*+	One stop	SF +	5.50%	(j)	9.17%				12/2026	14,234	14,224	0.4	13,950
PlanSource Holdings, Inc.*+	One stop	SF +	5.50%	(j)	9.17%				12/2026	2,416	2,413	0.1	2,367
PlanSource Holdings, Inc.+	One stop	SF +	5.50%	(j)	9.17%				12/2026	695	695	—	681
PlanSource Holdings, Inc.+(5)	One stop				N/A(6)				12/2026	—	—	—	(5)
Procure Acquireco, Inc.*+	One stop	SF +	4.75%	(j)	8.48%				12/2028	24,475	24,506	0.7	24,464
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(j)	8.48%				12/2028	1,126	1,125	—	1,125
Procure Acquireco, Inc.+	One stop				N/A(6)				12/2028	—	—	—	—
Procure Acquireco, Inc.+(5)	One stop				N/A(6)				12/2028	—	(50)	—	(8)
Procure Acquireco, Inc.+	One stop	SF +	4.75%	(j)	8.48%				12/2028	3,436	3,425	0.1	3,434
Teaching Company, The+	Senior secured	SF +	5.50%	(j)	9.17%				02/2031	435	429	—	429
Teaching Company, The+(5)	Senior secured				N/A(6)				02/2031	—	(1)	—	(1)
Varicent Intermediate Holdings Corporation+(8)(12)(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	08/2031	53,383	52,850	1.4	50,981
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop				N/A(6)				08/2031	—	(69)	—	(286)
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop				N/A(6)				08/2031	—	(27)	—	(223)
Varicent Intermediate Holdings Corporation+(8)(12)(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	08/2031	4,990	4,964	0.1	4,765

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Varicent Intermediate Holdings Corporation+(5)(8)(12)	One stop				N/A(6)	08/2031	$—	$(2)	—%	$(16)
							206,067	204,626	5.3	195,798
Real Estate Management & Development
Inhabit IQ Inc.+(5)	One stop				N/A(6)	01/2032	—	(2)	—	(24)
Inhabit IQ Inc.*	One stop	SF +	4.50%	(i)	8.14%	01/2032	6,821	6,807	0.2	6,685
Inhabit IQ Inc.+(5)	One stop				N/A(6)	01/2032	—	(4)	—	(38)
MRI Software, LLC*+	One stop	SF +	4.75%	(j)	8.48%	02/2028	32,474	32,523	0.9	32,312
MRI Software, LLC*+	One stop	SF +	4.75%	(j)	8.48%	02/2028	12,915	12,945	0.3	12,851
MRI Software, LLC+	One stop	SF +	4.75%	(j)	8.48%	02/2028	788	786	—	772
MRI Software, LLC*+	One stop	SF +	4.75%	(j)	8.48%	02/2028	9,756	9,719	0.3	9,708
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%	08/2028	5,999	5,819	0.2	5,909
RPL Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%	08/2028	27,691	28,273	0.7	27,276
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.00%	(e)	9.51%	08/2028	12,180	11,782	0.3	11,998
RPL Bidco Limited+(8)(9)(10)	One stop	A +	5.00%	(e)	9.51%	08/2028	2,957	3,045	0.1	2,912
RPL Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)	02/2028	—	—	—	(2)
							111,581	111,693	3.0	110,359
Road & Rail
Internet Truckstop Group, LLC*	One stop	SF +	5.25%	(j)	9.13%	04/2027	28,632	28,620	0.8	28,059
Internet Truckstop Group, LLC*+	One stop	SF +	5.25%	(j)	9.13%	04/2027	12,553	12,525	0.3	12,302
Internet Truckstop Group, LLC+(5)	One stop				N/A(6)	04/2027	—	(1)	—	(8)
							41,185	41,144	1.1	40,353

Software
Anaplan, Inc.+	One stop	SF +	4.50%	(j)	8.17%				06/2029	57,883	58,015	1.5	56,436
Anaplan, Inc.+(5)	One stop				N/A(6)				06/2028	—	—	—	(8)
Appfire Technologies, LLC*+	One stop	SF +	4.75%	(j)	8.48%				03/2028	57,259	57,260	1.5	55,828
Appfire Technologies, LLC+(5)	One stop				N/A(6)				03/2028	—	—	—	(12)
Aras Corporation+	One stop	SF +	5.00%	(j)	8.73%				04/2029	28,235	28,310	0.8	27,530
Aras Corporation+	One stop	SF +	5.00%	(j)	8.73%				04/2029	1,565	1,569	—	1,435
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				06/2029	5,765	5,368	0.2	5,678
Armstrong Bidco Limited+(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				06/2029	3,008	2,739	0.1	2,963
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.73%				07/2030	24,661	24,545	0.7	24,538
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.73%				07/2030	1,617	1,613	—	1,608
Arrow Buyer, Inc.+	One stop	SF +	5.00%	(j)	8.73%				07/2030	1,565	1,561	—	1,557
Artifact Bidco, Inc.+	One stop	SF +	4.15%	(j)	7.88%				07/2031	1,489	1,478	—	1,489
Artifact Bidco, Inc.+(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
Artifact Bidco, Inc.+	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.+(5)	One stop				N/A(6)				05/2030	—	(1)	—	—
Auvik Networks Inc.+(8)(12)(25)	One stop	SF +	6.00%	(j)	6.41%	cash/	3.25%	PIK	07/2027	11,293	11,303	0.3	11,180
Auvik Networks Inc.+(8)(12)(25)	One stop	SF +	6.00%	(j)	6.41%	cash/	3.25%	PIK	07/2027	2,031	2,028	0.1	2,010
Auvik Networks Inc.+(8)(12)(25)	One stop	SF +	6.00%	(j)	6.41%	cash/	3.25%	PIK	07/2027	1,034	1,033	—	1,024
Auvik Networks Inc.+(5)(8)(12)	One stop				N/A(6)				07/2027	—	—	—	(2)
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.00%	(i)	9.64%				03/2031	970	962	—	955
Azurite Intermediate Holdings, Inc.+	One stop	SF +	6.00%	(i)	9.64%				03/2031	427	423	—	420
Azurite Intermediate Holdings, Inc.+(5)	One stop				N/A(6)				03/2031	—	(2)	—	(2)
Baxter Planning Systems, LLC+(25)	One stop	SF +	6.25%	(j)	6.53%	cash/	3.38%	PIK	05/2031	4,309	4,308	0.1	4,115
Baxter Planning Systems, LLC+(5)	One stop				N/A(6)				05/2031	—	(3)	—	(27)
Bayshore Intermediate #2, L.P.+	One stop	SF +	5.00%	(j)	8.68%				10/2027	187	188	—	184
Bayshore Intermediate #2, L.P.+(25)	One stop	SF +	5.50%	(j)	6.17%	cash/	3.00%	PIK	10/2028	127,037	126,992	3.4	125,131
BestPass, Inc.*+	One stop	SF +	4.75%	(i)	8.39%				08/2031	51,941	51,751	1.4	50,902
BestPass, Inc.+(5)	One stop				N/A(6)				08/2031	—	(19)	—	(104)
BestPass, Inc.+	One stop	SF +	4.75%	(i)	8.39%				08/2031	6,899	6,874	0.2	6,761
Blinqx B.V.+(5)(8)(9)(14)	One stop				N/A(6)				11/2029	—	(4)	—	(5)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Blinqx B.V.+(8)(9)(14)	One stop	E +	5.00%	(c)	7.29%				11/2029	$5,083	$5,200	0.1%	$5,022
Blinqx B.V.+(8)(9)(14)	One stop	E +	5.00%	(c)	7.29%				11/2029	2,254	2,094	0.1	2,231
Bloomerang, LLC+(25)	One stop	SF +	5.50%	(j)	6.23%	cash/	3.00%	PIK	12/2029	4,665	4,689	0.1	4,619
Bloomerang, LLC+(25)	One stop	SF +	5.50%	(j)	6.23%	cash/	3.00%	PIK	12/2029	507	505	—	502
Bloomerang, LLC+(5)	One stop				N/A(6)				12/2029	—	(1)	—	(1)
Bloomerang, LLC+(5)(25)	One stop				N/A(6)				12/2029	—	(5)	—	(8)
Blue Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	9,140	9,209	0.3	9,048
Blue Bidco Limited+(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	392	403	—	381
Blue Bidco Limited+(8)(10)	One stop	SF +	5.00%	(j)	8.66%				06/2032	1,338	1,333	—	1,318
Blue Bidco Limited+(8)(9)(10)	One stop	E +	5.00%	(c)	7.40%				06/2032	5,197	5,133	0.2	5,119
Blue Bidco Limited+(8)(10)	One stop	SF +	5.00%	(j)	8.66%				06/2032	3,368	3,368	0.1	3,317
Bottomline Technologies, Inc.+	One stop	SF +	4.50%	(j)	8.23%				05/2029	45,351	45,177	1.2	45,124
Bottomline Technologies, Inc.+(5)	One stop				N/A(6)				05/2028	—	(2)	—	(2)
Bullhorn, Inc.*+	One stop	SF +	5.00%	(i)	8.64%				10/2029	77,997	78,008	2.1	76,047
Bullhorn, Inc.*+	One stop	SF +	5.00%	(i)	8.64%				10/2029	3,189	3,215	0.1	3,110
Bullhorn, Inc.+	One stop	SF +	5.00%	(i)	8.64%				10/2029	1,643	1,657	—	1,602
Bullhorn, Inc.+	One stop	SF +	5.00%	(i)	8.64%				10/2029	736	734	—	718
Bullhorn, Inc.+	One stop	SF +	5.00%	(i)	8.64%				10/2029	587	585	—	572
Bullhorn, Inc.+	One stop	SF +	5.00%	(i)	8.64%				10/2029	68	67	—	55
Bynder BidCo, Inc.+(8)(14)	One stop	SF +	5.50%	(j)	9.17%				01/2029	8,311	8,270	0.2	8,104
Bynder BidCo, Inc.+(8)(14)	One stop	SF +	5.50%	(j)	9.17%				01/2029	2,198	2,178	0.1	2,143
Bynder BidCo, Inc.+(5)(8)(14)	One stop				N/A(6)				01/2029	—	—	—	(1)
Bynder BidCo, Inc.+(5)(8)(14)	One stop				N/A(6)				01/2029	—	(1)	—	(2)
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	5,364	5,142	0.2	5,284
Camelia Bidco Limited+(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	1,051	1,007	—	1,016
Camelia Bidco Limited+(8)(9)(10)	One stop	A +	5.50%	(f)	10.28%				08/2030	346	325	—	341
Camelia Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(21)	—	(61)
Clearwater Analytics Holdings, Inc.+	One stop				N/A(6)				06/2033	—	—	—	—
Clearwater Analytics Holdings, Inc.+	One stop	SF +	4.50%	(j)	8.23%				06/2033	383	381	—	381
Clearwater Analytics Holdings, Inc.+	One stop				N/A(6)				06/2033	—	—	—	—
Coupa Holdings, LLC*+	One stop	SF +	5.25%	(j)	8.91%				02/2030	32,289	32,078	0.9	32,127
Coupa Holdings, LLC+	One stop	SF +	5.25%	(j)	8.90%				02/2029	96	96	—	96
Coupa Holdings, LLC+	One stop	SF +	5.25%	(j)	8.90%				02/2030	2,921	2,886	0.1	2,905
Crewline Buyer, Inc.+	One stop	SF +	6.75%	(j)	10.41%				11/2030	10,857	10,833	0.3	10,640
Crewline Buyer, Inc.+(5)	One stop				N/A(6)				11/2030	—	—	—	(2)
Daxko Acquisition Corporation*+	One stop	SF +	4.75%	(i)	8.39%				10/2028	39,174	39,152	1.1	38,979
Daxko Acquisition Corporation*+	One stop	SF +	4.75%	(i)	8.39%				10/2028	3,304	3,287	0.1	3,288
Daxko Acquisition Corporation+	One stop	SF +	4.75%	(i)	8.39%				10/2028	197	197	—	196
Daxko Acquisition Corporation+(5)	One stop				N/A(6)				10/2028	—	(6)	—	(5)
Daxko Acquisition Corporation+	One stop	SF +	4.75%	(i)	8.39%				10/2028	1,526	1,515	—	1,509
Denali Bidco Limited+(8)(9)(10)	One stop	E +	4.75%	(c)	7.04%				09/2031	6,598	6,317	0.2	6,533
Denali Bidco Limited+(8)(9)(10)	One stop	SN +	4.75%	(g)	8.48%				09/2031	8,415	8,139	0.2	8,331
Denali Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(3)	—	(8)
Denali Bidco Limited+(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	108	109	—	107
Denali Bidco Limited+(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	160	162	—	157
Diligent Corporation*+	One stop	SF +	5.00%	(j)	8.67%				08/2030	8,985	8,972	0.3	8,761
Diligent Corporation+	One stop	SF +	8.42%	(j)	12.09%				08/2030	1,540	1,533	—	1,502
Diligent Corporation+	One stop	SF +	5.00%	(j)	8.65%				08/2030	369	365	—	346
Einstein Parent, Inc.+	One stop	SF +	5.25%	(j)	8.91%				01/2031	9,063	8,925	0.2	8,927
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Einstein Parent, Inc.+(5)	One stop				N/A(6)				01/2031	$—	$(14)	—%	$(14)
Espresso Bidco, Inc.+(25)	One stop	SF +	5.75%	(j)	6.35%	cash/	3.13%	PIK	03/2032	4,660	4,605	0.1	4,559
Espresso Bidco, Inc.+(5)	One stop				N/A(6)				03/2032	—	(27)	—	(45)
Espresso Bidco, Inc.+(25)	One stop	SF +	5.75%	(j)	6.35%	cash/	3.13%	PIK	03/2032	18,836	18,613	0.5	18,459
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(j)	8.48%				09/2030	4,832	4,748	0.1	4,759
Evergreen IX Borrower 2023, LLC+	One stop	SF +	4.75%	(j)	8.48%				09/2030	4,405	4,374	0.1	4,339
Evergreen IX Borrower 2023, LLC+(5)	One stop				N/A(6)				10/2029	—	(8)	—	(6)
FirstUp, Inc.+	One stop	SF +	6.75%	(j)	10.48%				07/2027	13,038	13,029	0.4	12,647
FirstUp, Inc.+	One stop	SF +	6.75%	(j)	10.48%				07/2027	1,243	1,238	—	1,206
FirstUp, Inc.+(5)	One stop				N/A(6)				07/2027	—	—	—	(7)
Flexera Software, LLC+(5)	One stop				N/A(6)				08/2032	—	—	—	(3)
Flexera Software, LLC+	One stop	SF +	4.50%	(j)	8.15%				08/2032	1,401	1,399	—	1,366
Flexera Software, LLC+(9)	One stop	E +	4.50%	(b)	6.71%				08/2032	483	494	—	471
Flexera Software, LLC+	One stop	SF +	4.50%	(j)	8.15%				08/2032	500	498	—	488
Gainsight, Inc.+	One stop	SF +	5.50%	(k)	9.48%				07/2027	14,171	14,186	0.4	14,029
Gainsight, Inc.+(5)	One stop				N/A(6)				07/2027	—	—	—	(2)
GS Acquisitionco, Inc.*+	One stop	SF +	5.25%	(j)	8.98%				05/2028	120,493	120,687	3.1	113,565
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(j)	8.98%				05/2028	539	539	—	508
GS Acquisitionco, Inc.+	One stop	SF +	5.25%	(j)	8.98%				05/2028	122	121	—	115
GTIV, LLC*+	One stop	SF +	4.50%	(j)	8.16%				02/2031	72,121	71,701	1.9	71,039
GTIV, LLC+(5)	One stop				N/A(6)				02/2031	—	(1)	—	(4)
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.23%	cash/	4.13%	PIK	07/2029	5,488	5,483	0.2	5,323
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.23%	cash/	4.13%	PIK	07/2029	3,588	3,568	0.1	3,480
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.23%	cash/	4.13%	PIK	07/2029	657	655	—	637
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.16%	cash/	4.13%	PIK	07/2029	457	457	—	443
GTY Technology Holdings, Inc.+	One stop	SF +	6.00%	(j)	9.73%				07/2029	486	473	—	445
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.16%	cash/	4.13%	PIK	07/2029	1,070	1,061	—	1,038
GTY Technology Holdings, Inc.+(25)	One stop	SF +	6.63%	(j)	6.16%	cash/	4.13%	PIK	07/2029	9,351	9,258	0.3	9,070
Gurobi Optimization, LLC+	One stop	SF +	4.50%	(j)	8.23%				09/2031	46,168	45,825	1.3	46,168
Gurobi Optimization, LLC+(5)	One stop				N/A(6)				09/2031	—	(33)	—	—
Hyland Software, Inc.*+	One stop	SF +	4.75%	(i)	8.39%				09/2030	46,410	46,989	1.2	45,250
Hyland Software, Inc.+(5)	One stop				N/A(6)				09/2029	—	—	—	(2)
Icefall Parent, Inc.*+	One stop	SF +	4.50%	(j)	8.23%				01/2030	3,639	3,631	0.1	3,531
Icefall Parent, Inc.+(5)	One stop				N/A(6)				01/2030	—	(3)	—	(10)
ICIMS, Inc.*+	One stop	SF +	5.75%	(j)	9.42%				08/2028	12,478	12,422	0.3	11,668
ICIMS, Inc.+	One stop	SF +	5.75%	(j)	9.41%				08/2028	93	90	—	72
Insight Borrower, LLC+(25)	Senior secured	SF +	7.00%	(j)	9.73%	cash/	1.00%	PIK	01/2029	2,572	2,541	0.1	2,559
Insight Borrower, LLC+	Senior secured	SF +	5.50%	(j)	9.23%				01/2029	185	177	—	185
Insight Borrower, LLC+(25)	Senior secured	SF +	7.00%	(j)	9.73%	cash/	1.00%	PIK	01/2029	6	6	—	6
IQN Holding Corp. +	One stop	SF +	5.25%	(j)	8.99%				05/2028	135	134	—	131
IQN Holding Corp. *+(25)	One stop	SF +	5.25%	(j)	8.98%	PIK			05/2029	23,204	23,242	0.6	22,740
IQN Holding Corp. +(25)	One stop	SF +	5.25%	(j)	8.98%				05/2029	4,131	4,102	0.1	4,049
Island Bidco AB+(8)(9)(17)(25)	One stop	E +	7.25%	(d)	2.60%	cash/	7.25%	PIK	07/2028	12,451	11,661	0.3	12,202
Island Bidco AB+(8)(17)(25)	One stop	SF +	7.00%	(k)	7.35%	cash/	3.50%	PIK	07/2028	5,091	5,089	0.1	4,964
Island Bidco AB+(8)(17)(25)	One stop	SF +	7.00%	(k)	7.35%	cash/	3.50%	PIK	07/2028	3,757	3,742	0.1	3,663
Island Bidco AB+(8)(9)(17)	One stop	E +	6.50%	(d)	8.83%				07/2028	46	46	—	42
Island Bidco AB+(8)(17)	One stop	SF +	6.50%	(k)	10.19%				07/2028	88	87	—	85
Jawbreaker Parent, Inc.+	One stop	SF +	4.75%	(j)	8.48%				01/2033	397	395	—	393
Jawbreaker Parent, Inc.+(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Jawbreaker Parent, Inc.+(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Kairos Bidco Limited+	One stop	SF +	4.75%	(j)	8.48%				07/2032	10	10	—	9
Kairos Bidco Limited+	One stop	SF +	4.75%	(j)	8.48%				07/2032	604	601	—	595
Kairos Bidco Limited+(5)	One stop				N/A(6)				07/2032	—	(1)	—	(3)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Kairos Bidco Limited+	One stop	SF +	4.75%	(j)	8.48%				07/2032	$91	$90	—%	$89
Lightcast Global, Inc.*+	One stop	SF +	4.50%	(j)	8.38%				06/2028	11,670	11,643	0.3	11,670
Lightcast Global, Inc.+	One stop				N/A(6)				06/2028	—	—	—	—
LogicMonitor, Inc.+(5)	One stop				N/A(6)				11/2031	—	(32)	—	(101)
LogicMonitor, Inc.+	One stop	SF +	5.50%	(j)	9.16%				11/2031	54,082	53,823	1.5	53,271
LogicMonitor, Inc.+(5)	One stop				N/A(6)				11/2031	—	(1)	—	(2)
Lumen Bidco 1 Limited+(8)(9)(10)	One stop				N/A(6)				06/2033	—	—	—	—
Lumen Bidco 1 Limited+(8)(9)(10)	One stop	E +	4.50%	(c)	6.81%				06/2033	408	405	—	404
Lumen Bidco 1 Limited+(8)(9)(10)	One stop				N/A(6)				06/2033	—	—	—	—
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(c)	8.45%				12/2029	10,382	10,427	0.3	10,122
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(c)	8.45%				12/2029	1,573	1,484	—	1,533
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(c)	8.45%				12/2029	810	768	—	789
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(b)	8.46%				06/2029	34	34	—	30
Matrix42 Holding GMBH+(5)(8)(19)	One stop				N/A(6)				06/2029	—	—	—	(2)
Matrix42 Holding GMBH+(8)(9)(19)	One stop	E +	6.25%	(c)	8.45%				12/2029	1,986	2,008	0.1	1,936
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(16)	One stop	SF +	5.00%	(j)	8.67%				11/2031	11,017	10,889	0.3	10,576
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.00%	(b)	7.41%				11/2030	340	309	—	204
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.00%	(c)	7.23%				11/2031	16,804	15,365	0.4	16,132
Metatiedot Bidco Oy & Metatiedot US, LLC+(8)(9)(16)	One stop	E +	5.00%	(b)	7.39%				11/2031	1,501	1,514	—	1,441
Ministry Brands Holdings, LLC+	One stop	SF +	5.50%	(i)	9.24%				12/2028	30,513	30,447	0.8	30,055
Ministry Brands Holdings, LLC+	One stop	SF +	5.50%	(i)	9.24%				12/2028	2,872	2,873	0.1	2,828
Ministry Brands Holdings, LLC+(5)	One stop				N/A(6)				12/2027	—	(1)	—	(6)
MS Buyer, Inc.+	One stop	SF +	5.25%	(j)	8.98%				07/2031	51,574	51,223	1.4	50,800
MS Buyer, Inc.*+	One stop	SF +	5.25%	(j)	8.98%				07/2031	8,931	8,841	0.3	8,798
MS Buyer, Inc.+	One stop	SF +	5.25%	(j)	8.99%				07/2031	491	453	—	412
MYOB Invest Co Pty Ltd+(8)(9)(11)(25)	One stop	A +	5.25%	(e)	6.98%	cash/	2.75%	PIK	06/2030	38,883	36,266	1.0	37,911
Navex Global Holdings Corporation+	One stop	SF +	5.00%	(i)	8.64%				10/2032	5,944	5,994	0.2	5,826
Navex Global Holdings Corporation+(5)	One stop				N/A(6)				10/2031	—	—	—	(2)
Navex Global Holdings Corporation+(5)	One stop				N/A(6)				10/2032	—	(1)	—	(6)
Naviga Inc.+(7)	Senior secured	SF +	1.00%	(j)	4.83%				09/2026	183	120	—	66
Obelix Parent, Inc.+	One stop	SF +	5.00%	(j)	8.73%				02/2033	431	429	—	431
Obelix Parent, Inc.+	One stop				N/A(6)				02/2033	—	—	—	—
Onit, Inc.+	One stop	SF +	4.75%	(j)	8.41%				01/2032	5,401	5,360	0.1	5,266
Onit, Inc.+(5)	One stop				N/A(6)				01/2032	—	(6)	—	(20)
Onit, Inc.+(5)	One stop				N/A(6)				01/2032	—	(9)	—	(60)
Onit, Inc.+	One stop	SF +	4.50%	(j)	8.16%				01/2032	1,444	1,441	—	1,393
Onward Acquireco, Inc.+(25)	One stop	SF +	5.05%	(i)	6.01%	cash/	2.68%	PIK	04/2033	313	311	—	312
Onward Acquireco, Inc.+	One stop				N/A(6)				04/2033	—	—	—	—
Onward Acquireco, Inc.+(5)	One stop				N/A(6)				04/2033	—	—	—	(1)
Panzura, LLC+(7)(25)	One stop	N/A			9.00%	cash/	8.00%	PIK	08/2027	150	123	—	126
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	5,200	4,625	0.1	4,658
Pineapple German Bidco GMBH+(8)(19)(25)	One stop	SF +	5.25%	(j)	8.94%				01/2031	78	76	—	75
Pineapple German Bidco GMBH+(8)(19)(25)	One stop	SF +	5.25%	(j)	8.91%				01/2031	15,166	15,054	0.4	14,711
Pineapple German Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)				01/2031	—	(48)	—	(290)
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.38%				01/2031	1,117	1,050	—	1,083
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	347	322	—	335
Pineapple German Bidco GMBH+(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	77	72	—	75
Pluralsight, LLC+(7)(25)	One stop	SF +	7.50%	(i)	11.14%	PIK			08/2029	7,417	6,764	0.1	1,706
Pluralsight, LLC+(25)	One stop	SF +	4.50%	(i)	6.64%	cash/	1.50%	PIK	08/2029	4,049	3,975	0.1	3,847
Pluralsight, LLC+(25)	One stop	SF +	4.50%	(i)	6.64%	cash/	1.50%	PIK	08/2029	2,025	2,025	0.1	1,923
Pluralsight, LLC+(5)	One stop				N/A(6)				08/2029	—	—	—	(50)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Pluralsight, LLC+(5)	One stop				N/A(6)				08/2029	$—	$—	—%	$(124)
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.23%				09/2028	6,014	6,020	0.2	5,803
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.23%				09/2028	2,864	2,851	0.1	2,764
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.23%				09/2028	1,203	1,200	—	1,161
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.23%				09/2028	63	63	—	57
ProcessUnity Holdings, LLC+	One stop	SF +	6.50%	(j)	10.23%				09/2028	4,240	4,227	0.1	4,091
QAD, Inc.*+	One stop	SF +	4.75%	(i)	8.39%				11/2027	42,485	42,758	1.1	41,636
QAD, Inc.+(5)	One stop				N/A(6)				11/2027	—	(1)	—	(19)
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(j)	8.91%				06/2029	7,275	7,233	0.2	7,056
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(j)	8.92%				06/2029	4,282	4,272	0.1	4,154
Quant Buyer, Inc.*+	One stop	SF +	5.25%	(j)	8.92%				06/2029	7,489	7,417	0.2	7,264
Quant Buyer, Inc.+	One stop	SF +	5.25%	(j)	8.92%				06/2029	230	228	—	221
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	21,396	19,916	0.6	20,968
Rainforest Bidco Limited+(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	3,815	3,799	0.1	3,739
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	4,024	3,896	0.1	3,942
Rainforest Bidco Limited+(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	1,572	1,458	—	1,540
Rainforest Bidco Limited+(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	1,015	1,015	—	995
Rainforest Bidco Limited+(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(6)	—	(20)
Rainforest Bidco Limited+(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	707	707	—	693
Riskonnect Parent, LLC*+	One stop	SF +	4.75%	(j)	8.49%				12/2028	44,818	45,111	1.2	44,146
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(k)	8.49%				12/2028	2,103	2,115	0.1	2,072
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(k)	8.49%				12/2028	809	804	—	797
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(k)	8.49%				12/2028	569	563	—	560
Riskonnect Parent, LLC+	One stop	SF +	4.75%	(j)	8.47%				12/2028	126	123	—	113
Rodeo Buyer Company+(8)(12)	One stop	SF +	6.25%	(j)	10.07%				05/2027	7,616	7,611	0.2	7,540
Rodeo Buyer Company+(5)(8)(12)	One stop				N/A(6)				05/2027	—	—	—	(1)
Rodeo Buyer Company+(8)(12)	One stop	SF +	6.25%	(j)	9.92%				05/2027	13,056	13,020	0.4	12,926
Rodeo Buyer Company+(8)(12)	One stop	SF +	6.25%	(j)	9.92%				05/2027	2,000	1,995	0.1	1,980
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	4.75%	(c)	6.95%				07/2029	52,210	47,197	1.4	51,167
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.00%	(c)	7.24%				07/2029	4,267	3,982	0.1	4,203
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	5.00%	(c)	7.08%				07/2029	1,573	1,491	—	1,549
Sapphire Bidco Oy+(8)(9)(16)	One stop	E +	4.75%	(c)	7.06%				07/2029	491	500	—	481
Sonatype, Inc.+	One stop	SF +	4.75%	(i)	8.36%				01/2028	69,459	69,515	1.9	68,417
Sonatype, Inc.+(5)	One stop				N/A(6)				01/2028	—	—	—	(4)
Spark Bidco Limited+(5)(8)(10)	One stop				N/A(6)				10/2032	—	—	—	(8)
Spark Bidco Limited+(8)(10)	One stop	SF +	4.75%	(j)	8.43%				10/2032	1,132	1,124	—	1,092
Spark Bidco Limited+(8)(10)	One stop	SF +	4.75%	(j)	8.43%				10/2032	410	410	—	395
Spark Bidco Limited+(8)(9)(10)	One stop	A +	4.75%	(e)	9.07%				10/2032	243	230	—	234
Spartan Buyer Acquisition Co.*+(25)	One stop	SF +	7.50%	(j)	10.17%	cash/	1.00%	PIK	06/2028	44,684	44,340	1.2	44,012
Spartan Buyer Acquisition Co.+(25)	One stop	SF +	7.50%	(j)	10.17%	cash/	1.00%	PIK	06/2028	2,850	2,822	0.1	2,806
Spartan Buyer Acquisition Co.+(5)(25)	One stop	P +	6.50%	(a)	12.25%	cash/	1.00%	PIK	06/2028	2	(3)	—	(6)
Spartan Buyer Acquisition Co.+(25)	One stop	SF +	7.50%	(j)	10.24%	cash/	1.00%	PIK	06/2028	500	490	—	493
Striim, Inc.+(25)	One stop	N/A			14.00%	PIK			03/2031	503	486	—	500
Telesoft Holdings, LLC*+	One stop	SF +	6.25%	(i)	9.99%				05/2027	20,798	20,799	0.6	20,798
Telesoft Holdings, LLC+	One stop	SF +	6.25%	(i)	9.99%				05/2027	1,407	1,402	—	1,407
Telesoft Holdings, LLC+	One stop	SF +	6.25%	(i)	9.94%				05/2027	58	57	—	58
Templafy APS and Templafy, LLC+(8)(18)	One stop	SF +	6.00%	(j)	9.88%				07/2028	4,800	4,788	0.1	4,728
Templafy APS and Templafy, LLC+(5)(8)(18)	One stop				N/A(6)				07/2028	—	—	—	(2)
Togetherwork Holdings, LLC*+	One stop	SF +	5.25%	(i)	8.89%				05/2031	27,483	27,448	0.7	26,659
Togetherwork Holdings, LLC+	One stop	SF +	5.25%	(i)	8.89%				05/2031	443	432	—	430
Togetherwork Holdings, LLC+	One stop	SF +	5.25%	(i)	8.89%				05/2031	255	242	—	184

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Togetherwork Holdings, LLC+	One stop	SF +	5.25%	(i)	8.89%				05/2031	$689	$685	—%	$668
Transform Bidco Limited+(8)(10)(25)	One stop	SF +	6.50%	(j)	10.18%	PIK			01/2031	5,564	5,624	0.2	5,369
Transform Bidco Limited+(8)(10)	One stop	SF +	6.50%	(i)	10.15%				06/2030	95	94	—	92
Transform Bidco Limited+(5)(8)(10)	One stop				N/A(6)				01/2031	—	(62)	—	(247)
Transform Bidco Limited+(8)(9)(10)(25)	One stop	A +	6.50%	(e)	11.02%				01/2031	4,339	4,061	0.1	4,187
Transform Bidco Limited+(8)(9)(10)(25)	One stop	SN +	6.50%	(g)	10.23%				01/2031	649	620	—	626
Transform Bidco Limited+(8)(10)(25)	One stop	SF +	7.00%	(j)	7.68%	cash/	3.00%	PIK	01/2031	4,435	4,368	0.1	4,279
Transform Bidco Limited+(5)(8)(10)	One stop				N/A(6)				01/2031	—	(28)	—	(150)
Tricentis Operations Holdings, Inc.+(5)	One stop				N/A(6)				02/2032	—	(4)	—	(23)
Tricentis Operations Holdings, Inc.+(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	02/2032	7,999	7,968	0.2	7,799
Tricentis Operations Holdings, Inc.+(5)	One stop				N/A(6)				02/2032	—	(6)	—	(38)
Trintech, Inc.+	One stop	SF +	4.75%	(i)	8.39%				01/2033	387	383	—	372
Trintech, Inc.+(5)	One stop				N/A(6)				01/2033	—	—	—	(2)
Trintech, Inc.+(5)	One stop				N/A(6)				01/2033	—	—	—	(3)
Vanco Payment Solutions, LLC+(5)	One stop				N/A(6)				12/2031	—	—	—	(1)
Vanco Payment Solutions, LLC+	One stop	SF +	4.75%	(j)	8.48%				12/2031	475	471	—	461
Vantage Bidco GMBH+(8)(9)(19)	One stop	E +	6.25%	(c)	8.54%				04/2031	8,978	8,399	0.2	8,619
Vantage Bidco GMBH+(5)(8)(9)(19)	One stop				N/A(6)				10/2030	—	(9)	—	(42)
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	5.50%	(d)	7.63%				07/2031	7,562	7,169	0.2	7,562
Varinem German Midco GMBH+(8)(9)(19)	One stop	E +	4.75%	(d)	6.88%				07/2031	4,789	4,605	0.1	4,552
Vendavo, Inc.+	One stop	SF +	5.75%	(j)	9.50%				09/2027	26,883	26,483	0.7	25,270
Vendavo, Inc.+	One stop	SF +	5.75%	(j)	9.52%				09/2027	2,506	2,495	0.1	2,356
Vendavo, Inc.+	One stop	SF +	5.75%	(j)	9.50%				09/2027	980	979	—	922
Viper Bidco, Inc.+	One stop	SF +	4.50%	(j)	8.23%				11/2031	40,269	40,114	1.1	39,665
Viper Bidco, Inc.+(5)	One stop				N/A(6)				11/2031	—	(15)	—	(58)
Viper Bidco, Inc.+(5)	One stop				N/A(6)				11/2031	—	(8)	—	(32)
Viper Bidco, Inc.+(9)	One stop	SN +	4.50%	(g)	8.23%				11/2031	18,257	17,268	0.5	17,983
Viper Bidco, Inc.+(5)	One stop				N/A(6)				11/2031	—	(2)	—	(25)
WebPT, Inc.+(7)(25)	One stop	SF +	6.26%	(k)	7.08%	cash/	3.13%	PIK	01/2030	949	920	—	646
Zendesk, Inc.+	One stop	SF +	5.00%	(j)	8.73%				11/2028	2,382	2,364	0.1	2,323
Zendesk, Inc.+	One stop	SF +	5.00%	(j)	8.73%				11/2028	28,159	28,098	0.8	27,454
Zendesk, Inc.+	One stop	SF +	5.00%	(j)	8.73%				11/2028	4,540	4,509	0.1	4,426
Zendesk, Inc.+(5)	One stop				N/A(6)				11/2028	—	—	—	(2)
										2,010,880	1,989,582	52.9	1,959,101

Specialty Retail
Ave Holdings III Corp.*+	One stop	SF +	5.50%	(k)	9.60%		02/2028	23,000	22,881	0.6	22,080
Ave Holdings III Corp.+	One stop	SF +	5.50%	(k)	9.60%		02/2028	5,999	6,054	0.2	5,759
Ave Holdings III Corp.+	One stop	SF +	5.50%	(k)	9.60%		02/2028	788	788	—	756
Ave Holdings III Corp.+(5)	One stop				N/A(6)		02/2028	—	(1)	—	(12)
Biscuit Parent, LLC*+	One stop	SF +	4.75%	(j)	8.48%		02/2031	26,345	26,184	0.7	26,345
Biscuit Parent, LLC+(5)	One stop				N/A(6)		02/2031	—	(1)	—	—
Biscuit Parent, LLC+(5)	One stop				N/A(6)		02/2031	—	(11)	—	—
Cavender Stores L.P.*	Senior secured	SF +	4.50%	(j)	8.16%		10/2029	5,376	5,349	0.2	5,376
Consilio Midco Limited+(8)(9)(10)	Senior secured	E +	4.75%	(c)	7.04%		04/2032	12,778	12,666	0.3	12,459
Consilio Midco Limited+(8)(10)	Senior secured	SF +	4.75%	(j)	8.48%		04/2032	10,689	10,645	0.3	10,422
Consilio Midco Limited+(8)(10)	Senior secured	SF +	4.75%	(j)	8.48%		04/2032	6,589	6,561	0.2	6,424
Consilio Midco Limited+(8)(10)	Senior secured	SF +	4.75%	(j)	8.48%		04/2032	497	480	—	404
Consilio Midco Limited+(5)(8)(10)	Senior secured				N/A(6)		04/2032	—	—	—	(62)
Consilio Midco Limited+(8)(10)(25)	Subordinated debt	SF +	7.50%	(k)	10.94%	PIK	04/2033	1,882	1,871	0.1	1,835
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Consilio Midco Limited+(8)(9)(10)(25)	Subordinated debt	E +	7.25%	(c)(d)	9.72%	PIK	04/2033	$1,441	$1,430	—%	$1,405
Consilio Midco Limited+(5)(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.18%	PIK	04/2033	4	4	—	(15)
CVP Holdco, Inc.+	One stop	SF +	4.75%	(i)	8.39%		06/2031	13,495	13,399	0.4	13,374
CVP Holdco, Inc.+(5)	One stop				N/A(6)		06/2030	—	(10)	—	(11)
CVP Holdco, Inc.+	One stop	SF +	4.75%	(i)	8.39%		06/2031	2,036	2,028	0.1	2,017
Metal Supermarkets US Buyer, LLC+(8)(12)	One stop	SF +	4.50%	(j)	8.23%		12/2030	11,384	11,342	0.3	11,384
Metal Supermarkets US Buyer, LLC+(5)(8)(12)	One stop				N/A(6)		12/2030	—	(5)	—	—
PetVet Care Centers, LLC*+	One stop	SF +	6.00%	(i)	9.64%		11/2030	4,656	4,687	0.1	4,097
PetVet Care Centers, LLC+	One stop	SF +	6.00%	(i)	9.62%		11/2029	30	30	—	20
Radiance Borrower, LLC+(25)	One stop	SF +	5.25%	(i)	8.89%		06/2031	21,841	21,729	0.6	21,841
Radiance Borrower, LLC+	One stop	SF +	5.25%	(i)	8.89%		06/2031	205	193	—	205
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	5,163	5,166	0.1	5,163
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	3,827	3,808	0.1	3,827
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	2,030	2,020	0.1	2,030
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	739	735	—	739
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	531	529	—	531
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	992	977	—	992
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	348	347	—	348
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	337	336	—	337
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	267	266	—	267
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	153	152	—	153
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	188	187	—	188
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	111	111	—	111
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	103	103	—	103
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	84	84	—	84
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	78	78	—	78
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	493	490	—	493
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	933	929	—	933
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	629	627	—	629
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	167	166	—	167
Salon Lofts Group, LLC+(5)	Senior secured				N/A(6)		08/2028	—	(16)	—	—
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	1,698	1,689	0.1	1,698
Salon Lofts Group, LLC+	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	246	245	—	246
Salon Lofts Group, LLC+(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	754	750	—	754
Salon Lofts Group, LLC+	Senior secured	SF +	5.25%	(j)	8.98%		08/2028	2,211	2,204	0.1	2,211
Surewerx Purchaser III, Inc.*+	One stop	SF +	5.25%	(j)	8.98%		12/2029	33,466	33,273	0.9	33,294
Surewerx Purchaser III, Inc.+(9)	One stop	CA +	5.25%	(m)	7.54%		12/2029	7,526	7,799	0.2	7,486
Surewerx Purchaser III, Inc.+	One stop	SF +	5.25%	(j)	8.89%		12/2028	52	48	—	48
Surewerx Purchaser III, Inc.+(5)	One stop				N/A(6)		12/2029	—	(66)	—	(8)
Titan Fitness, LLC+(7)(25)	One stop	SF +	7.25%	(j)	11.13%	PIK	06/2027	46,223	42,267	0.8	30,045
Titan Fitness, LLC+(7)(25)	One stop	SF +	7.25%	(j)	11.13%	PIK	06/2027	3,313	3,044	0.1	2,153
Titan Fitness, LLC+(7)(25)	One stop	SF +	7.25%	(j)	11.13%	PIK	06/2027	640	589	—	326
Titan Fitness, LLC+(25)	One stop	SF +	7.25%	(j)	11.13%	PIK	06/2027	669	667	—	669
Vermont Aus Pty Ltd+(8)(9)(11)	One stop	A +	4.50%	(e)	9.01%		03/2028	18,402	17,531	0.5	18,402
VSG Acquisition Corp. and Sherrill, Inc.+(5)	One stop				N/A(6)		10/2029	—	(6)	—	(1)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
VSG Acquisition Corp. and Sherrill, Inc.*+	One stop	SF +	5.00%	(j)	8.66%				10/2029	$16,407	$16,146	0.4%	$16,341
										297,815	291,568	7.5	276,940
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	3.00%	(j)	6.73%				03/2028	1,624	1,446	0.1	1,462
Dollfus Mieg Company, Inc.+(8)(10)	One stop	SF +	3.00%	(j)	6.73%				03/2028	1,145	1,020	—	1,031
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.49%	cash/	2.00%	PIK	09/2027	10,102	10,077	0.3	9,698
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.49%	cash/	2.00%	PIK	09/2027	4,058	4,049	0.1	3,896
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.49%	cash/	2.00%	PIK	09/2027	2,089	2,084	0.1	2,006
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.49%	cash/	2.00%	PIK	09/2027	694	694	—	666
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.49%	cash/	2.00%	PIK	09/2027	317	317	—	305
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.49%	cash/	2.00%	PIK	09/2027	303	303	—	291
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.49%	cash/	2.00%	PIK	09/2027	899	899	—	856
Elite Sportswear, L.P.+(25)	Senior secured	SF +	7.50%	(j)	9.49%	cash/	2.00%	PIK	09/2027	31	31	—	29
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.88%				11/2026	8,987	8,977	0.3	9,009
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.88%				11/2026	6,231	6,223	0.2	6,247
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.88%				11/2026	965	963	—	967
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.88%				11/2026	866	865	—	868
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.88%				11/2026	608	607	—	609
Georgica Pine Clothiers, LLC+	One stop	SF +	6.00%	(j)	9.88%				11/2026	2	2	—	3
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(j)	10.49%				07/2029	1,280	1,280	—	1,280
Shoes For Crews Global, LLC+(25)	Senior secured	SF +	7.00%	(j)	5.99%	cash/	5.00%	PIK	07/2029	760	743	—	760
Shoes For Crews Global, LLC+	Senior secured	SF +	6.50%	(j)	10.49%				07/2029	414	414	—	414
Shoes For Crews Global, LLC+(5)	Senior secured				N/A(6)				07/2029	—	(22)	—	—
										41,375	40,972	1.1	40,397
Trading Companies & Distributors
Marcone Yellowstone Buyer, Inc.+(25)	One stop	SF +	7.00%	(j)	7.58%	cash/	3.25%	PIK	06/2028	21,087	20,917	0.5	19,610
Marcone Yellowstone Buyer, Inc.+(25)	One stop	SF +	7.00%	(j)	7.58%	cash/	3.25%	PIK	06/2028	21,873	21,502	0.5	20,341
Marcone Yellowstone Buyer, Inc.+(25)	One stop	SF +	7.25%	(j)	7.83%	cash/	3.25%	PIK	06/2028	6,492	6,367	0.2	6,070
Marcone Yellowstone Buyer, Inc.+(25)	One stop	SF +	7.00%	(j)	7.58%	cash/	3.25%	PIK	06/2028	2,677	2,574	0.1	2,489
Marcone Yellowstone Buyer, Inc.+(25)	One stop	SF +	7.00%	(j)	7.58%	cash/	3.25%	PIK	06/2028	7,007	6,709	0.2	6,517
										59,136	58,069	1.5	55,027
Transportation Infrastructure
LDS Intermediate Holdings, LLC+(5)	One stop				N/A(6)				02/2032	—	(6)	—	(10)
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	8.64%				02/2032	7,352	7,315	0.2	7,287
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	8.64%				02/2032	1,456	1,449	—	1,443
LDS Intermediate Holdings, LLC+(5)	One stop				N/A(6)				02/2032	—	(3)	—	(7)
LDS Intermediate Holdings, LLC+	One stop	SF +	5.00%	(i)	8.64%				02/2032	205	204	—	203
										9,013	8,959	0.2	8,916
Water Utilities
S.J. Electro Systems, LLC*	Senior secured	SF +	4.75%	(j)	8.56%				06/2028	24,043	23,956	0.7	23,945
S.J. Electro Systems, LLC*+	Senior secured	SF +	4.75%	(j)	8.56%				06/2028	18,438	18,401	0.5	18,362
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	8.56%				06/2028	1,164	1,159	—	1,158
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	8.56%				06/2028	427	396	—	392
S.J. Electro Systems, LLC+(5)	Senior secured				N/A(6)				06/2028	—	(2)	—	(2)
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	8.56%				06/2028	179	178	—	178
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(j)	8.56%				06/2028	238	237	—	237
S.J. Electro Systems, LLC+	One stop	SF +	4.75%	(j)	8.56%				06/2028	235	234	—	234
S.J. Electro Systems, LLC+(5)	One stop				N/A(6)				06/2028	—	(1)	—	(1)
S.J. Electro Systems, LLC+	Senior secured	SF +	4.75%	(i)	8.49%				06/2028	103	102	—	102
Vessco Midco Holdings, LLC+	One stop	SF +	4.50%	(k)	8.19%				07/2031	507	505	—	505
Vessco Midco Holdings, LLC+(5)	One stop				N/A(6)				07/2031	—	(1)	—	(2)
Vessco Midco Holdings, LLC*	One stop	SF +	4.50%	(i)(k)	8.14%				07/2031	22,500	22,337	0.6	22,399
Vessco Midco Holdings, LLC+	One stop	SF +	4.50%	(i)(k)	8.17%				07/2031	7,375	7,348	0.2	7,341

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value(4)
Vessco Midco Holdings, LLC+	One stop	P +	3.50%	(a)	10.25%	07/2031	$100	$82	—%	$89
							75,309	74,931	2.0	74,937
Total non-controlled/non-affiliate company debt investments							7,635,609	7,558,354	201.2	7,455,366

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments (22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.+	LP interest	N/A	N/A		02/2023	N/A	93	$948	—%	$911
Tronair Parent, Inc.+	LLC interest	N/A	N/A		07/2021	N/A	—	40	—	120
								988	—	1,031
Air Freight & Logistics
RJW Group Holdings, Inc.+	LP interest	N/A	N/A		11/2024	N/A	4,370	2,689	0.1	3,740

Auto Components
Arnott, LLC+	LP interest	N/A	N/A		12/2024	N/A	—	350	—	238
North Haven Falcon Buyer, LLC+	LLC interest	N/A	N/A		05/2021	N/A	2,704	693	—	568
North Haven Falcon Buyer, LLC+	LLC interest	N/A	N/A		05/2021	N/A	2,080	18	—	10
Polk Acquisition Corp.+	LP interest	N/A	N/A		06/2016	N/A	5	314	—	27
								1,375	—	843
Automobiles
Bolt Purchaser, LLC+	LP interest	N/A	N/A		06/2026	N/A	115	115	—	115
CAP-KSI Holdings, LLC+	LP interest	N/A	N/A		06/2024	N/A	645	645	—	540
CAP-KSI Holdings, LLC+	LP interest	N/A	N/A		06/2024	N/A	645	—	—	—
CG Group Holdings, LLC+	LP interest	N/A	N/A		07/2021	N/A	1	983	—	801
CG Group Holdings, LLC+	LP interest	N/A	N/A		06/2026	N/A	—	86	—	86
Go Car Wash Parent Corp.+(24)	Preferred stock	N/A	12.00%	Non-Cash	04/2022	N/A	—	4,233	0.1	4,133
Go Car Wash Parent Corp.+	LP interest	N/A	N/A		04/2022	N/A	—	553	—	—
MOP GM Holding, LLC+	LP interest	N/A	N/A		11/2020	N/A	—	499	—	298
MOP GM Holding, LLC+	LP interest	N/A	N/A		06/2024	N/A	—	51	—	68
MOP GM Holding, LLC+	Preferred stock	N/A	N/A		04/2026	N/A	—	8	—	9
National Express Wash Parent Holdco, LLC+	LP interest	N/A	N/A		07/2022	N/A	1	103	—	219
POY Holdings, LLC+	LLC interest	N/A	N/A		11/2022	N/A	446	820	—	363
POY Holdings, LLC+	LLC interest	N/A	N/A		05/2026	N/A	21	21	—	27
Quick Quack Car Wash Holdings, LLC+	LP interest	N/A	N/A		06/2024	N/A	1,085	1,085	0.1	1,487
Quick Quack Car Wash Holdings, LLC+	LLC interest	N/A	N/A		06/2024	N/A	215	215	—	294
Yorkshire Parent, Inc.+	LP interest	N/A	N/A		12/2023	N/A	—	544	—	566
								9,961	0.2	9,006
Beverages
Spindrift Beverage Co., Inc.+	LP interest	N/A	N/A		02/2025	N/A	2	2,039	0.1	2,313

Biotechnology
Cobepa BlueSky Aggregator, SCSp+(24)	LP interest	N/A	N/A		10/2023	N/A	4	40	—	46
Cobepa BlueSky Aggregator, SCSp+(7)(24)	Preferred stock	N/A	15.00%	Non-Cash	04/2024	N/A	5	61	—	35
Cobepa BlueSky Aggregator, SCSp+	LP interest	N/A	N/A		12/2021	N/A	219	1,899	—	20
								2,000	—	101
Building Products
BECO Holding Company, Inc.+(24)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	132	22,183	0.6	21,966
BECO Holding Company, Inc.+	LP interest	N/A	N/A		11/2021	N/A	10	1,218	—	948
								23,401	0.6	22,914

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chemicals
Inhance Parent, Inc.+	LP interest	N/A	N/A	07/2018	N/A	—	$124	—%	$—
Inhance Parent, Inc.+	LP interest	N/A	N/A	09/2025	N/A	12	—	—	362
Inhance Parent, Inc.+	LP interest	N/A	N/A	12/2021	N/A	12	7,283	—	—
							7,407	—	362
Commercial Services & Supplies
CHA Vision Holdings, Inc.+	LP interest	N/A	N/A	01/2024	N/A	—	461	—	445
CI (Quercus) Intermediate Holdings, LLC+	LP interest	N/A	N/A	10/2021	N/A	773	836	—	1,073
PT Intermediate Holdings III, LLC+	LLC interest	N/A	N/A	12/2021	N/A	16	1,787	0.1	2,247
Radwell Parent, LLC+	LP interest	N/A	N/A	03/2022	N/A	4	477	—	502
							3,561	0.1	4,267
Containers & Packaging
Chase Intermediate+	LP interest	N/A	N/A	04/2022	N/A	217	209	—	276
Packaging Coordinators Midco, Inc.+	LP interest	N/A	N/A	09/2025	N/A	45	450	—	389
							659	—	665
Diversified Consumer Services
Action Termite Control, LLC+	Common stock	N/A	N/A	12/2025	N/A	1	5	—	19
Action Termite Control, LLC+	Preferred stock	N/A	N/A	12/2025	N/A	—	95	—	100
CHHJ Midco, LLC+(24)	LLC interest	N/A	N/A	01/2021	N/A	27	311	—	455
CHVAC Services Investment, LLC+	LLC interest	N/A	N/A	05/2024	N/A	105	267	—	241
DP Flores Holdings, LLC+	LLC interest	N/A	N/A	09/2022	N/A	106	98	—	169
EMS LINQ, LLC+	LP interest	N/A	N/A	12/2021	N/A	761	758	—	160
EWC Growth Partners, LLC+	LLC interest	N/A	N/A	03/2020	N/A	—	12	—	—
FPG Intermediate Holdco, LLC+	LLC interest	N/A	N/A	07/2025	N/A	18	6,655	0.1	2,774
HS Spa Holdings, Inc.+	LP interest	N/A	N/A	05/2022	N/A	729	732	—	503
Kodiak Buyer, LLC+	Common stock	N/A	N/A	08/2025	N/A	4	373	—	433
Liminex, Inc.+	Common stock	N/A	N/A	11/2020	N/A	17	633	—	237
NSG Buyer, Inc. +	LP interest	N/A	N/A	11/2022	N/A	3	2,992	0.1	4,420
PADI Holdco, Inc.+	LLC interest	N/A	N/A	07/2017	N/A	1	945	0.1	1,381
Project Alpha Intermediate Holdings, Inc.+	LP interest	N/A	N/A	05/2025	N/A	327	1,359	0.1	1,090
SCP CDH Buyer, Inc.+	Common stock	N/A	N/A	12/2025	N/A	1	7	—	20
SCP CDH Buyer, Inc.+	Preferred stock	N/A	N/A	12/2025	N/A	—	124	—	130
Virginia Green Acquisition, LLC+	LP interest	N/A	N/A	12/2023	N/A	397	407	—	563
							15,773	0.4	12,695
Electric Utilities
Smart Energy Systems, Inc.+	Warrant	N/A	N/A	01/2025	N/A	18	96	—	367

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
GMF Parent, Inc.+	LP interest	N/A	N/A	12/2025	N/A	—	$100	—%	$88
Hopdoddy Holdings, LLC+	LLC interest	N/A	N/A	08/2015	N/A	44	217	—	271
Hopdoddy Holdings, LLC+	LLC interest	N/A	N/A	02/2016	N/A	20	61	—	60
Mendocino Farms, LLC+	Common stock	N/A	N/A	06/2018	N/A	227	1,041	0.1	1,913
PDI TA Holdings, Inc.+	Preferred stock	N/A	N/A	02/2023	N/A	135	4,613	0.2	6,100
Ruby Slipper Cafe, LLC+	LLC interest	N/A	N/A	06/2024	N/A	3	47	—	58
Ruby Slipper Cafe, LLC+	LLC interest	N/A	N/A	01/2018	N/A	38	423	—	48
Ruby Slipper Cafe, LLC+	LLC interest	N/A	N/A	08/2020	N/A	2	28	—	61
							6,530	0.3	8,599
Food Products
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	06/2021	N/A	107	195	—	171
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	05/2023	N/A	6	14	—	11
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	01/2022	N/A	4	9	—	7
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	06/2022	N/A	1	3	—	1
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	06/2022	N/A	2	4	—	3
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	05/2023	N/A	1	3	—	3
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	05/2023	N/A	—	1	—	—
Borrower R365 Holdings, LLC+	LP interest	N/A	N/A	04/2024	N/A	21	73	—	64
Kodiak Cakes, LLC+	LP interest	N/A	N/A	06/2021	N/A	—	557	0.1	1,981
Louisiana Fish Fry Products, Ltd.+	Common stock	N/A	N/A	07/2021	N/A	—	599	—	157
Louisiana Fish Fry Products, Ltd.+	Preferred stock	N/A	N/A	09/2022	N/A	—	24	—	36
P&P Food Safety Holdings, Inc.+	Preferred stock	N/A	N/A	03/2024	N/A	—	31	—	49
P&P Food Safety Holdings, Inc.+	Common stock	N/A	N/A	12/2020	N/A	5	434	—	348
Purfoods, LLC+(24)	LLC interest	N/A	N/A	05/2016	N/A	—	945	0.2	5,812
Zullas, L.C.+	Common stock	N/A	N/A	06/2025	N/A	—	372	—	362
							3,264	0.3	9,005
Healthcare Equipment & Supplies
Aspen Medical Products, LLC+	LLC interest	N/A	N/A	06/2019	N/A	—	98	—	90
Blue River Pet Care, LLC+	LLC interest	N/A	N/A	08/2019	N/A	—	734	—	637
CCSL Holdings, LLC+	LP interest	N/A	N/A	12/2020	N/A	—	500	—	834
Centegix Intermediate II, LLC+	LLC interest	N/A	N/A	08/2025	N/A	639	639	—	692
CMI Parent Inc.+	LP interest	N/A	N/A	04/2026	N/A	1	—	0.1	1,465
CMI Parent Inc.+	LP interest	N/A	N/A	04/2026	N/A	14	—	—	25
Isto Group, Inc.+(9)	LP interest	N/A	N/A	09/2025	N/A	3	369	—	408
JHC Investment Intermediate Holdings, LLC+	LLC interest	N/A	N/A	03/2024	N/A	5,293	—	0.1	1,037
ZimVie, Inc.+	LP interest	N/A	N/A	10/2025	N/A	4	362	—	363
							2,702	0.2	5,551
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
Active Day, Inc.+	LLC interest	N/A	N/A		12/2015	N/A	2	$1,099	0.1%	$2,492
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A		03/2017	N/A	1,632	2,235	0.2	5,646
Acuity Eyecare Holdings, LLC+	LLC interest	N/A	N/A		05/2021	N/A	889	1,023	0.1	3,670
ADCS Clinics Intermediate Holdings, LLC+	Preferred stock	N/A	N/A		05/2016	N/A	2	1,120	—	984
ADCS Clinics Intermediate Holdings, LLC+	Common stock	N/A	N/A		05/2016	N/A	—	6	—	—
AVG Intermediate Holdings, LLC+	LLC interest	N/A	N/A		03/2021	N/A	180	192	—	190
CRH Healthcare Purchaser, Inc.+	LP interest	N/A	N/A		12/2018	N/A	531	456	—	1,092
Encorevet Group, LLC+	LLC interest	N/A	N/A		05/2024	N/A	3	261	—	64
ERC Topco Holdings, LLC+	LLC interest	N/A	N/A		03/2025	N/A	3	4,841	0.1	3,324
HP TLE Buyer, Inc.+	LP interest	N/A	N/A		07/2025	N/A	450	450	—	522
Krueger-Gilbert Health Physics, LLC+	LLC interest	N/A	N/A		05/2019	N/A	239	324	0.1	1,110
MWD Management, LLC+	LLC interest	N/A	N/A		06/2017	N/A	412	335	—	561
New Look Corporation+(8)(9)(12)	LP interest	N/A	N/A		05/2021	N/A	—	409	—	453
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	—	528	—	115
Pinnacle Treatment Centers, Inc.+	LLC interest	N/A	N/A		08/2016	N/A	4	74	—	—
Pyramid Healthcare Acquisition Corp.+	LLC interest	N/A	N/A		05/2021	N/A	257	310	—	363
Radiology Partners, Inc.+	Preferred stock	N/A	N/A		02/2018	N/A	11	68	—	92
Radiology Partners, Inc.+	LLC interest	N/A	N/A		09/2014	N/A	43	55	—	363
Signature MD, Inc.+	Common stock	N/A	N/A		02/2026	N/A	—	100	—	109
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	5	1,795	0.2	5,714
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		12/2024	N/A	52	81	—	777
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	18	—	56
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		12/2024	N/A	1	—	—	6
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	299	—	475
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		12/2024	N/A	4	15	—	52
Southern Veterinary Partners, LLC+(24)	Preferred stock	N/A	10.00%	Non-Cash	12/2024	N/A	—	3	—	5
Southern Veterinary Partners, LLC+	LLC interest	N/A	N/A		12/2024	N/A	—	—	—	1
Suveto Buyer, LLC+	LP interest	N/A	N/A		11/2021	N/A	8	727	—	617
								16,824	0.8	28,853

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.+	LLC interest	N/A	N/A		05/2024	N/A	446	$449	—%	$613
Connexin Software, Inc.+	LLC interest	N/A	N/A		02/2018	N/A	180	228	—	271
Connexin Software, Inc.+	LLC interest	N/A	N/A		02/2024	N/A	12	16	—	26
HSI Halo Acquisition, Inc.+(24)	Preferred stock	N/A	10.00%	Non-Cash	10/2019	N/A	—	148	—	270
HSI Halo Acquisition, Inc.+	LLC interest	N/A	N/A		10/2019	N/A	—	14	—	207
Modernizing Medicine, Inc.+(24)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	5	5,178	0.1	5,215
Symplr Software, Inc.+(7)(24)	Preferred stock	N/A	11.00%	Non-Cash	10/2021	N/A	15	22,002	0.5	17,652
Symplr Software, Inc.+(7)(24)	Preferred stock	N/A	14.23%	Non-Cash	11/2018	N/A	3	6,886	0.2	6,537
Symplr Software, Inc.+(7)(24)	Preferred stock	N/A	11.00%	Non-Cash	12/2020	N/A	2	2,779	0.1	2,342
Symplr Software, Inc.+(7)(24)	Preferred stock	N/A	11.00%	Non-Cash	06/2021	N/A	1	1,671	0.1	1,370
Symplr Software, Inc.+	LLC interest	N/A	N/A		09/2021	N/A	—	161	—	35
Symplr Software, Inc.+	Common stock	N/A	N/A		11/2018	N/A	219	237	—	182
Tebra Technologies, Inc.+	Warrant	N/A	N/A		03/2019	N/A	169	871	—	472
Tebra Technologies, Inc.+	Warrant	N/A	N/A		06/2017	N/A	53	162	—	—
Tebra Technologies, Inc.+	Preferred stock	N/A	N/A		09/2018	N/A	1	8	—	9
Veranex, Inc.+	LP interest	N/A	N/A		08/2025	N/A	135	30	—	—
Veranex, Inc.+	LP interest	N/A	N/A		08/2025	N/A	472	—	—	—
Veranex, Inc.+	LP interest	N/A	N/A		08/2025	N/A	60	—	—	—
								40,840	1.0	35,201
Hotels, Restaurants & Leisure
Cafe Rio Holding, Inc.+	Common stock	N/A	N/A		09/2017	N/A	5	603	—	224
Cafe Rio Holding, Inc.+	Preferred stock	N/A	N/A		12/2025	N/A	—	41	—	41
Harri US, LLC+	LLC interest	N/A	N/A		02/2022	N/A	119	892	—	705
Harri US, LLC+	LLC interest	N/A	N/A		10/2021	N/A	102	649	—	548
Harri US, LLC+	Warrant	N/A	N/A		10/2021	N/A	34	171	—	182
Harri US, LLC+	Preferred stock	N/A	N/A		10/2023	N/A	96	1,141	0.1	1,645
Harri US, LLC+	Warrant	N/A	N/A		03/2024	N/A	9	69	—	148
Harri US, LLC+	Warrant	N/A	N/A		02/2025	N/A	10	—	—	—
Harri US, LLC+	Warrant	N/A	N/A		06/2025	N/A	9	107	—	142
LMP TR Holdings, LLC	LLC interest	N/A	N/A		05/2013	N/A	712	712	—	—
Patriot Acquireco, LLC+	Common stock	N/A	N/A		09/2025	N/A	450	460	—	464
PB Group Holdings, LLC+	LP interest	N/A	N/A		08/2024	N/A	383	886	—	723
Rooster BidCo Limited+(8)(10)	LP interest	N/A	N/A		03/2025	N/A	1,258	1,308	0.1	2,669
Saguaro Buyer, LLC+	Common stock	N/A	N/A		07/2025	N/A	—	250	—	360
SSRG Holdings, LLC+	LLC interest	N/A	N/A		11/2019	N/A	46	439	—	507
								7,728	0.2	8,358
Industrial Conglomerates
Anova Buyer, Inc.+	Common stock	N/A	N/A		01/2026	N/A	—	87	—	94

Insurance
Majesco+(24)	Preferred stock	N/A	9.00%	Non-Cash	09/2020	N/A	—	410	—	288
Majesco+	LP interest	N/A	N/A		09/2020	N/A	97	94	—	140
Oakbridge Insurance Agency, LLC+	LP interest	N/A	N/A		11/2023	N/A	20	404	—	552
								908	—	980
Internet & Direct Marketing Retail
Revalize, Inc.+	Preferred stock	N/A	N/A		12/2021	N/A	25	26,215	0.6	22,801
Revalize, Inc.+	Preferred stock	N/A	N/A		12/2021	N/A	15	15,735	0.4	13,686

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Revalize, Inc.+	Preferred stock	N/A	N/A		12/2022	N/A	11	$11,050	0.2%	$8,931
Revalize, Inc.+	Preferred stock	N/A	N/A		04/2022	N/A	4	4,285	0.1	3,398
								57,285	1.3	48,816
IT Services
Arctic Wolf Networks, Inc.+	Preferred stock	N/A	N/A		02/2020	N/A	804	2,398	0.2	8,890
Arctic Wolf Networks, Inc.+	Preferred stock	N/A	N/A		10/2020	N/A	211	931	0.1	2,333
Arctic Wolf Networks, Inc.+	Preferred stock	N/A	N/A		07/2021	N/A	48	407	—	579
Arctic Wolf Networks, Inc.+	Warrant	N/A	N/A		08/2020	N/A	277	779	0.1	2,860
Critical Start, Inc.+	Common stock	N/A	N/A		05/2022	N/A	343	379	—	22
Kentik Technologies, Inc.+	Preferred stock	N/A	N/A		09/2021	N/A	509	2,933	0.1	2,924
Kentik Technologies, Inc.+	Warrant	N/A	N/A		11/2024	N/A	1	5	—	6
Netwrix Corporation+	LLC interest	N/A	N/A		06/2022	N/A	7	19	—	9
Optimizely North America, Inc.+	Common stock	N/A	N/A		10/2018	N/A	92	1,016	—	782
Saturn Borrower, Inc.+	LP interest	N/A	N/A		09/2020	N/A	520	470	—	549
								9,337	0.5	18,954
Leisure Products
Massage Envy, LLC+	LLC interest	N/A	N/A		09/2012	N/A	749	210	0.1	1,849
Movement Holdings, LLC+(8)(10)	LLC interest	N/A	N/A		03/2024	N/A	—	152	—	82
								362	0.1	1,931
Life Sciences Tools & Services
PAS Parent Inc.+	LP interest	N/A	N/A		12/2021	N/A	15	1,651	0.1	2,456
PAS Parent Inc.+	LP interest	N/A	N/A		03/2023	N/A	2	267	—	419
								1,918	0.1	2,875
Machinery
East Range Partners Intermediate 2, LLC+	LLC interest	N/A	N/A		05/2026	N/A	108	115	—	116

Oil, Gas & Consumable Fuels
W3 Co.+	LLC interest	N/A	N/A		03/2017	N/A	3	1,632	—	145
W3 Co.+	Preferred stock	N/A	N/A		01/2019	N/A	—	224	—	107
								1,856	—	252
Paper & Forest Products
Messenger, LLC+	LLC interest	N/A	N/A		12/2021	N/A	8	667	—	989
Messenger, LLC+	LLC interest	N/A	N/A		12/2021	N/A	1	—	—	—
								667	—	989
Pharmaceuticals
Amalthea Parent, Inc.+(8)(12)	LP interest	N/A	N/A		03/2021	N/A	701	605	—	772
Cobalt Buyer Sub, Inc.+(24)	Preferred stock	N/A	13.75%	Non-Cash	10/2021	N/A	11	20,522	0.5	18,483
Cobalt Buyer Sub, Inc.+	Preferred stock	N/A	N/A		10/2021	N/A	—	246	—	6
Cobalt Buyer Sub, Inc.+	LP interest	N/A	N/A		10/2021	N/A	3	2	—	—
Creek Parent, Inc.+	LP interest	N/A	N/A		12/2024	N/A	3,372	3,372	0.1	3,544
								24,747	0.6	22,805

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Eclipse Buyer, Inc.+(24)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	$1,391	—%	$1,402
Enboarder, Inc.+(8)	Preferred stock	N/A			N/A		01/2022	N/A	83	859	—	782
Filevine, Inc.+	Preferred stock	N/A			N/A		04/2022	N/A	362	2,867	0.2	5,912
Filevine, Inc.+	Warrant	N/A			N/A		04/2022	N/A	54	224	—	819
Filevine, Inc.+	Preferred stock	N/A			N/A		05/2024	N/A	21	176	—	347
Net Health Acquisition Corp.+	LP interest	N/A			N/A		12/2017	N/A	14	1,684	0.1	2,232
Procure Acquireco, Inc.+	LP interest	N/A			N/A		12/2021	N/A	—	901	—	1,299
										8,102	0.3	12,793
Real Estate Management & Development
Inhabit IQ Inc.+	LLC interest	N/A			N/A		01/2018	N/A	2	528	—	165
SC Landco Parent, LLC+	Common stock	N/A			N/A		09/2022	N/A	2	274	—	265
										802	—	430
Road & Rail
Internet Truckstop Group, LLC+	LP interest	N/A			N/A		04/2019	N/A	554	587	—	340

Software
Anaplan, Inc.+	LP interest	N/A			N/A		06/2022	N/A	962	1,254	0.1	1,532
Aras Corporation+(24)	Preferred stock	N/A			12.00%	Non-Cash	04/2021	N/A	1	2,440	0.1	2,597
Aras Corporation+	LP interest	N/A			N/A		04/2021	N/A	427	446	—	522
Astute Holdings, Inc.+	LP interest	N/A			N/A		04/2019	N/A	—	520	—	—
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		07/2021	N/A	37	405	—	578
Auvik Networks Inc.+(8)(12)	Preferred stock	N/A			N/A		02/2023	N/A	4	46	—	72
Bayshore Intermediate #2, L.P.+	LP interest	N/A			N/A		10/2021	N/A	5,841	5,890	0.2	6,151
Bridge Growth Partners Seasmoke, LP+(8)(12)	LP interest	N/A			N/A		04/2026	N/A	1	93	—	92
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	1	1,158	—	794
Calabrio, Inc.+	LP interest	N/A			N/A		04/2021	N/A	134	—	—	—
Claroty, Ltd.+(8)(15)	Preferred stock	N/A			N/A		01/2026	N/A	1	100	—	104
Clearwater Analytics Holdings, Inc.+	LP interest	N/A			N/A		06/2026	N/A	115	115	—	115
Cloudbees, Inc.+	Preferred stock	N/A			N/A		11/2021	N/A	179	2,007	0.1	2,833
Cloudbees, Inc.+	Warrant	N/A			N/A		05/2018	N/A	158	445	—	715
Cloudbees, Inc.+	Preferred stock	N/A			N/A		06/2018	N/A	86	602	—	808
Cynet Security Ltd.+(8)(15)	Preferred stock	N/A			N/A		08/2022	N/A	220	855	—	860
Denali Bidco Limited+(8)(10)	LP interest	N/A			N/A		08/2023	N/A	431	341	—	917
Diligent Corporation+(24)	Preferred stock	N/A			10.50%	Non-Cash	04/2021	N/A	24	37,012	1.1	38,573
Diligent Corporation+	Preferred stock	N/A			N/A		04/2016	N/A	415	912	—	580
Energy Worldnet, LLC+(24)	LLC interest	N/A			N/A		02/2025	N/A	50	51	—	55
FirstUp, Inc.+	LP interest	N/A			N/A		07/2021	N/A	305	661	—	127
FirstUp, Inc.+	LP interest	N/A			N/A		03/2025	N/A	14	27	—	33
GS Acquisitionco, Inc.+(7)(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2021	N/A	35	53,678	1.2	45,719
GS Acquisitionco, Inc.+(7)(24)	Preferred stock	N/A			11.00%	Non-Cash	11/2021	N/A	5	6,830	0.2	5,681
GS Acquisitionco, Inc.+	LP interest	N/A			N/A		09/2021	N/A	1	363	—	—
GS Acquisitionco, Inc.+(7)(24)	Preferred stock	SF +	10.50%	(j)	14.23%	Non-Cash	08/2023	N/A	—	149	—	124
GTY Technology Holdings, Inc.+	LP interest	N/A			N/A		07/2022	N/A	73	83	—	132
Gurobi Optimization, LLC+	Common stock	N/A			N/A		09/2024	N/A	—	709	—	663

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Impartner, Inc.+	Preferred stock	N/A			N/A		10/2021	N/A	39	$307	—%	$231
Insight Borrower, LLC+	Preferred stock	N/A			N/A		01/2026	N/A	—	2,748	0.1	3,178
Insight Borrower, LLC+	Common stock	N/A			N/A		01/2026	N/A	—	184	—	193
Kaseya Inc.+(7)(24)	Preferred stock	SF +	10.75%	(j)	14.60%	Non-Cash	06/2022	N/A	2	3,970	0.1	2,836
Kaseya Inc.+	LP interest	N/A			N/A		06/2022	N/A	250	253	—	145
LogicMonitor, Inc.+	LP interest	N/A			N/A		12/2024	N/A	250	250	—	275
Menlo Ridgeview Co-Invest, LLC+(8)	LLC interest	N/A			N/A		05/2025	N/A	931	962	—	982
Ministry Brands Holdings, LLC+	LP interest	N/A			N/A		12/2021	N/A	799	774	—	578
MS Buyer, Inc.+	LLC interest	N/A			N/A		01/2026	N/A	879	434	—	581
MS Buyer, Inc.+	LP interest	N/A			N/A		07/2024	N/A	258	258	—	171
Navex Global Holdings Corporation+	LP interest	N/A			N/A		10/2025	N/A	—	450	—	383
Onapsis, Inc.+	Warrant	N/A			N/A		10/2019	N/A	6	17	—	11
Onit, Inc.+	Common stock	N/A			N/A		09/2025	N/A	—	14	—	14
Panzura, LLC+	LLC interest	N/A			N/A		03/2025	N/A	2	6	—	—
Pluralsight, LLC+	LLC interest	N/A			N/A		08/2024	N/A	1,988	3,663	—	—
QAD, Inc.+	Preferred stock	N/A			N/A		11/2021	N/A	1	1,186	—	971
QAD, Inc.+	Common stock	N/A			N/A		11/2021	N/A	68	134	—	92
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	—	358	—	135
RegEd Aquireco, LLC+	LP interest	N/A			N/A		07/2023	N/A	—	29	—	35
RegEd Aquireco, LLC+	LP interest	N/A			N/A		12/2018	N/A	4	21	—	—
Riskonnect Parent, LLC+(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	26	39,693	1.1	39,407
Riskonnect Parent, LLC+	LP interest	N/A			N/A		11/2021	N/A	1,382	1,417	—	912
Riskonnect Parent, LLC+(24)	Preferred stock	SF +	10.50%	(j)	14.09%	Non-Cash	07/2022	N/A	—	1,188	—	1,186
Riskonnect Parent, LLC+(24)	Preferred stock	N/A			13.75%	Non-Cash	06/2024	N/A	—	62	—	66
Rokt, Inc.+	Common stock	N/A			N/A		01/2025	N/A	20	683	—	645
SnapLogic, Inc.+	Preferred stock	N/A			N/A		09/2019	N/A	344	1,028	0.1	1,997
SnapLogic, Inc.+	Warrant	N/A			N/A		09/2019	N/A	131	162	—	522
Spartan Buyer Acquisition Co.+	Common stock	N/A			N/A		12/2020	N/A	1	794	—	504
Spartan Buyer Acquisition Co.+	Preferred stock	N/A			N/A		12/2022	N/A	—	110	—	150
Striim, Inc.+	Warrant	N/A			N/A		03/2026	N/A	14	15	—	15
Telesoft Holdings, LLC+	LP interest	N/A			N/A		12/2019	N/A	137	129	—	106
Templafy APS and Templafy, LLC+(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	82	—	32
Togetherwork Holdings, LLC+	LP interest	N/A			N/A		07/2024	N/A	307	1,342	0.1	1,353
Transform Bidco Limited+(8)(10)	LP interest	N/A			N/A		04/2025	N/A	2,350	2,386	0.1	1,631
Tricentis Operations Holdings, Inc.+	LP interest	N/A			N/A		02/2025	N/A	40	40	—	39
Zendesk, Inc.+	Common stock	N/A			N/A		11/2022	N/A	63	708	—	575
										183,049	4.6	170,328
Specialty Retail
Ave Holdings III Corp.+(7)(24)	Preferred stock	N/A			11.50%	Non-Cash	02/2022	N/A	15	20,613	0.1	3,020
Ave Holdings III Corp.+	LP interest	N/A			N/A		02/2022	N/A	2	1,737	—	—
Batteries Plus Holding Corporation+	LP interest	N/A			N/A		07/2016	N/A	10	1,288	—	1,336
Cycle Gear, Inc.+	LLC interest	N/A			N/A		06/2026	N/A	13	13	—	12
Cycle Gear, Inc.+	Warrant	N/A			N/A		06/2026	N/A	1	—	—	2

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Cycle Gear, Inc.+	Common stock	N/A	N/A	06/2026	N/A	80	$547	—%	$238
Metal Supermarkets US Buyer, LLC+(8)(12)	LLC interest	N/A	N/A	12/2024	N/A	1	—	—	57
Metal Supermarkets US Buyer, LLC+(8)(12)	LLC interest	N/A	N/A	12/2024	N/A	3	347	—	392
Salon Lofts Group, LLC+	Common stock	N/A	N/A	08/2022	N/A	—	137	—	65
VSG Acquisition Corp. and Sherrill, Inc.+	LP interest	N/A	N/A	04/2022	N/A	—	57	—	93
							24,739	0.1	5,215
Textiles, Apparel & Luxury Goods
Dollfus Mieg Company, Inc.+(8)(10)	Common stock	N/A	N/A	03/2026	N/A	—	561	—	538
Georgica Pine Clothiers, LLC+(24)	LLC interest	N/A	N/A	11/2015	N/A	20	239	—	271
Georgica Pine Clothiers, LLC+	Common stock	N/A	N/A	08/2020	N/A	—	—	—	2
MakerSights, Inc.+	Preferred stock	N/A	N/A	06/2021	N/A	56	265	—	74
Shoes For Crews Global, LLC+	LLC interest	N/A	N/A	06/2024	N/A	2	1,087	0.1	2,017
							2,152	0.1	2,902

Total non-controlled/non-affiliate company equity investments							464,550	12.0	443,691

Total non-controlled/non-affiliate company investments							8,022,904	213.2	7,899,057
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled/affiliate company investments(26)
Debt investments
Beverages
Abita Brewing Co., L.L.C.+(7)(25)	One stop	SF +	1.00%	(j)	4.73%	PIK			06/2027	$7,867	$7,071	—%	$2,045
Abita Brewing Co., L.L.C.+(7)(25)	Second lien	SF +	1.00%	(j)	4.73%	PIK			06/2027	5,416	3,724	—	—
Abita Brewing Co., L.L.C.+(25)	One stop	SF +	1.00%	(j)	4.65%	PIK			06/2027	3,598	3,557	0.1	3,094
										16,881	14,352	0.1	5,139
Diversified Consumer Services
RW AM Holdco, LLC+(25)	One stop	SF +	5.25%	(j)	8.91%	PIK			04/2029	1,450	1,450	—	1,450
RW AM Holdco, LLC+(7)(25)	One stop	SF +	5.25%	(j)	8.91%	PIK			04/2029	1,747	1,380	—	1,363
										3,197	2,830	—	2,813
Energy, Equipment & Services
Benetech, Inc.+(7)(25)	One stop	SF +	1.00%	(j)	4.73%	PIK			08/2027	5,175	3,623	0.1	2,070
Benetech, Inc.+(7)(25)	One stop	SF +	1.00%	(j)	4.73%	PIK			08/2027	1,094	679	—	56
										6,269	4,302	0.1	2,126
Healthcare Equipment & Supplies
G & H Wire Company, Inc.+	One stop	SF +	6.00%	(j)	9.82%				11/2029	139	139	—	93
G & H Wire Company, Inc.+(25)	One stop	SF +	6.00%	(j)	9.82%	PIK			11/2029	3,033	3,033	0.1	2,730
										3,172	3,172	0.1	2,823
Healthcare Providers & Services
Bayside Opco, LLC+	One stop	SF +	7.25%	(j)	11.13%				06/2027	12,642	12,641	0.3	12,642
Bayside Opco, LLC+(25)	Subordinated debt	SF +	10.00%	(j)	13.88%	PIK			06/2027	6,470	6,466	0.2	6,470
Bayside Opco, LLC+	One stop	SF +	7.25%	(j)	11.13%				06/2027	4,472	4,471	0.1	4,472
Bayside Opco, LLC+	One stop	SF +	7.00%	(j)	10.88%				06/2027	324	324	—	324
Elite Dental Partners LLC+(7)(25)	One stop	SF +	5.25%	(j)	9.13%	PIK			09/2027	19,706	13,029	0.1	2,365
Elite Dental Partners LLC+(7)(25)	One stop	SF +	12.00%	(j)	15.88%	PIK			09/2027	12,946	7,225	0.1	1,942
Elite Dental Partners LLC+(25)	One stop	SF +	5.25%	(j)	9.13%	PIK			09/2027	2,124	2,124	0.1	2,124
Elite Dental Partners LLC+(25)	One stop	SF +	5.25%	(j)	9.13%	PIK			09/2027	2,008	2,008	0.1	2,008
Elite Dental Partners LLC+(25)	One stop	SF +	5.25%	(j)	9.08%	PIK			09/2027	763	763	—	763
Elite Dental Partners LLC+(25)	One stop	SF +	5.20%	(j)	9.13%	PIK			09/2027	750	750	—	750
Opening Day Borrower 111, LLC+(25)	One stop	SF +	6.25%	(j)	10.06%	PIK			05/2029	5,810	5,810	0.2	5,810
SPF Borrower, LLC+(25)	One stop	SF +	6.25%	(j)	8.13%	cash/	2.00%	PIK	02/2028	16,272	16,272	0.4	16,272
SPF Borrower, LLC+(25)	One stop	SF +	9.50%	(j)	13.38%	PIK			02/2028	9,213	9,213	0.2	9,213
SPF Borrower, LLC+	One stop				N/A(6)				02/2028	—	—	—	—
										93,500	81,096	1.8	65,155
Life Sciences Tools & Services
Reaction Biology Corporation+(25)	One stop	SF +	4.75%	(j)	8.48%	PIK			03/2029	1,601	1,601	—	1,601
Reaction Biology Corporation+(25)	One stop	SF +	4.75%	(j)	8.48%	PIK			03/2029	3,117	3,117	0.1	2,150
										4,718	4,718	0.1	3,751
Multiline Retail
Fleet Farm Group, LLC+(25)	Senior secured	SF +	5.50%	(j)	9.16%	PIK			01/2031	5,801	5,801	0.1	5,395
Fleet Farm Group, LLC+(25)	One stop	SF +	5.50%	(j)	9.17%	PIK			01/2031	3,483	3,483	0.1	3,274
										9,284	9,284	0.2	8,669
Personal Products
IMPLUS Footcare, LLC+(25)	One stop	SF +	6.00%	(j)	9.74%	PIK			10/2028	3,877	3,877	0.1	3,835
IMPLUS Footcare, LLC+(25)	One stop	SF +	6.00%	(j)	9.74%	PIK			10/2028	9,077	8,661	0.2	8,351
										12,954	12,538	0.3	12,186
Software
Switchfly LLC+(25)	One stop	N/A			1.00%	PIK			11/2027	2,651	2,635	0.1	2,412

Specialty Retail
Chestnut Optical Midco, Inc.+	One stop	SF +	1.00%	(j)	4.73%				06/2029	45,064	42,367	1.1	41,008

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chestnut Optical Midco, Inc.+(5)	One stop				N/A(6)	06/2029	$—	$—	—%	$(253)
Chestnut Optical Midco, Inc.+	One stop	SF +	1.00%	(j)	4.73%	06/2029	7,511	7,511	0.2	6,159
							52,575	49,878	1.3	46,914

Total non-controlled/affiliate company debt investments							205,201	184,805	4.1	151,988

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Beverages
Abita Brewing Co., L.L.C.+	Warrant	N/A	N/A	02/2021	N/A	210	$—	—%	$—

Diversified Consumer Services
RW AM Holdco, LLC+	LLC interest	N/A	N/A	04/2022	N/A	138	2,834	0.1	2,640
RW AM Holdco, LLC+	LLC interest	N/A	N/A	04/2022	N/A	37	753	—	702
							3,587	0.1	3,342
Healthcare Equipment & Supplies
G & H Wire Company, Inc.+	LLC interest	N/A	N/A	11/2024	N/A	159	3,810	—	1,513

Healthcare Providers & Services
Bayside Opco, LLC+	LLC interest	N/A	N/A	05/2023	N/A	6	2,592	0.3	10,580
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	2,902	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	1,250	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	09/2020	N/A	—	—	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A	02/2026	N/A	—	—	—	—
Opening Day Borrower 111, LLC+	LLC interest	N/A	N/A	09/2024	N/A	181	21,172	0.3	11,312
Opening Day Borrower 111, LLC+	LLC interest	N/A	N/A	04/2023	N/A	181	7,837	—	—
SPF Borrower, LLC+	LLC interest	N/A	N/A	02/2024	N/A	—	9,347	0.3	9,684
							45,100	0.9	31,576
Life Sciences Tools & Services
Reaction Biology Corporation+	LLC interest	N/A	N/A	03/2025	N/A	139	4,980	—	1,534

Multiline Retail
Fleet Farm Group, LLC	LLC interest	N/A	N/A	12/2024	N/A	129	23,874	0.6	22,460

Personal Products
IMPLUS Footcare, LLC+	LLC interest	N/A	N/A	07/2025	N/A	8,288	12,388	0.3	9,449

Software
Switchfly LLC+	LLC interest	N/A	N/A	09/2018	N/A	98,370	2,321	—	—
Switchfly LLC+	LLC interest	N/A	N/A	09/2024	N/A	7,275	5,375	0.1	3,209
Switchfly LLC+	LLC interest	N/A	N/A	03/2022	N/A	950	950	—	—
							8,646	0.1	3,209
Specialty Retail
Chestnut Optical Midco, Inc.+	LLC interest	N/A	N/A	06/2024	N/A	189	53,763	1.6	60,255

Total non-controlled/affiliate company equity investments							156,148	3.6	133,338

Total non-controlled/affiliate company investments							340,953	7.7	285,326

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(27)
Debt investments
IT Services
MMan Acquisition Co.+(25)	One stop	N/A	8.00%	PIK		09/2027	$2,269	$2,269	0.1%	$2,132
MMan Acquisition Co.+(25)	One stop	N/A	12.00%	PIK		09/2027	1,323	1,323	—	1,323
MMan Acquisition Co.+(25)	One stop	N/A	12.00%	PIK		09/2027	1,422	1,422	—	1,422
MMan Acquisition Co.+(25)	One stop	N/A	12.00%	PIK		09/2027	411	411	—	411
Total controlled affiliate company debt investments							5,425	5,425	0.1	5,288

Equity investments(22)(23)
IT Services
MMan Acquisition Co.+	Preferred stock	N/A	N/A		09/2024	N/A	—	7,831	0.2	6,682

Total controlled affiliate equity investments								7,831	0.2	6,682

Total controlled affiliate company investments								13,256	0.3	11,970

Total investments								$8,377,113	221.2%	$8,196,353

Money market funds (included in cash equivalents and restricted cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			3.54%	(28)				$13	—%	$13
Morgan Stanley Institutional Liquidity Funds - Treasury Securities Portfolio Institutional Share Class (CUSIP 61747C525)			3.51%	(28)				43,559	1.2	43,559
Total money market funds								43,572	1.2	43,572
Total investments and money market funds								$8,420,685	222.4%	$8,239,925

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the loan collateralizes the notes offered in the 2024 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the investment collateralizes the JPM Credit Facility (as defined in Note 7).
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Sterling Overnight Index Average (“SONIA” or “SN”), Australian Interbank Rate (”AUD” or ”A”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2026. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2026, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed could not be the applicable index rate outstanding as of June 30, 2026, as the loan could have priced or repriced based on an index rate prior to June 30, 2026.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of June 30, 2026.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.20% as of June 30, 2026.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.32% as of June 30, 2026.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.57% as of June 30, 2026.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.46% as of June 30, 2026.
(f) Denotes that all or a portion of the contract was indexed to the Six-Month AUD, which was 4.80% as of June 30, 2026.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of June 30, 2026.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 3.68% as of June 30, 2026.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 3.65% as of June 30, 2026.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.73% as of June 30, 2026.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 3.85% as of June 30, 2026.
(l) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.34% as of June 30, 2026.
(m) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.29% as of June 30, 2026.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2026.
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
(6)The entire commitment was unfunded as of June 30, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of June 30, 2026, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, total non-qualifying assets at fair value represented 13.5% of the Company’s total assets calculated in accordance with the 1940 Act.
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
June 30, 2026
(Dollar and share amounts in thousands)
(22) Equity investments are non-income producing securities unless otherwise noted.
(23) Ownership of certain equity investments occurs through a holding company or partnership.
(24) The Company holds an equity investment that is income producing.
(25) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2026.
(26) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended June 30, 2026 were as follows:

Portfolio Company	Fair value as of September 30, 2025	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of June 30, 2026	Interest, dividend and fee income
Abita Brewing Co. LLC	$5,216	$809	$—	$(886)	$—	$5,139	$77
Bayside Opco, LLC	33,986	1,207	(118)	(587)	—	34,488	2,342
Benetech, Inc.	2,089	—	(53)	90	—	2,126	—
Chestnut Optical Midco, Inc.	101,952	5,368	—	(151)	—	107,169	2,456
Elite Dental Partners LLC	10,692	2,703	—	(3,443)	—	9,952	297
Fleet Farm Group LLC	33,243	651	(16)	(2,749)	—	31,129	650
G & H Wire Company, Inc.	6,070	592	(267)	(2,059)	—	4,336	226
IMPLUS Footcare, LLC	23,769	1,039	—	(3,173)	—	21,635	1,012
Opening Day Borrower 111 LLC	23,236	1,676	(542)	(7,248)	—	17,122	454
Reaction Biology Corporation	7,259	955	—	(2,929)	—	5,285	284
RW AM Holdco LLC	—	6,418	—	(263)	—	6,155	18
SPF Borrower LLC	37,469	752	(83)	(2,969)	—	35,169	2,157
Switchfly LLC	8,782	805	—	(3,966)	—	5,621	7
Total Non-Controlled Affiliates	$293,763	$22,975	$(1,079)	$(30,333)	$—	$285,326	$9,980

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
(27) As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” of and “control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) (“controlled affiliate”). Transactions related to investments in controlled affiliates for the nine months ended June 30, 2026 were as follows:

Portfolio Company	Fair value as of September 30, 2025	Gross additions(a)	Gross reductions(b)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Fair value as of June 30, 2026	Interest, dividend and fee income
MMan Acquisition Co.	$11,862	$402	$—	$(294)	$—	$11,970	$416
Total Controlled Affiliates	$11,862	$402	$—	$(294)	$—	$11,970	$416

(a)	Gross additions could include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this affiliated category from a different category.
(b)	Gross reductions could include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the reversal of capitalized PIK for non-accrual positions and the exchange of one or more existing securities for one or more new securities.
(28) The rate shown is the annualized seven-day yield as of June 30, 2026.

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
Derivative instruments:
The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”) when accounting for derivative instruments.
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
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and nine months ended June 30, 2026, the Company received Loan Origination Fees that were capitalized of $2,641 and $8,003, respectively. For the three and nine months ended June 30, 2025, the Company received Loan Origination Fees that were capitalized of $5,122 and $22,662, respectively. For the three and nine months ended June 30, 2026, interest income included $8,348 and $20,632, respectively, of Discount Amortization. For the three and nine months ended June 30, 2025, interest income included $6,449 and $19,404, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2026, investment income included $16,351 and $48,002, respectively, of PIK interest and the Company capitalized PIK interest of $16,439 and $49,157, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2025, investment income included $13,516 and $38,577, respectively, of PIK interest and the Company capitalized PIK interest of $12,518 and $40,439, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and nine months ended June 30, 2026, fee income included $197 and $958 from non-recurring prepayment premiums, respectively. For the three and nine months ended June 30, 2025, fee income included $81 and $1,378 from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.
For the three and nine months ended June 30, 2026, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $163,844 and $511,112, respectively. For the three and nine months ended June 30, 2025, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $188,717 and $587,500, respectively.
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
For the three and nine months ended June 30, 2026, the Company recognized PIK and non-cash dividend income of $4,232 and $17,424, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2025, the Company recognized PIK and non-cash dividend income of $8,020 and $23,091, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2026 the Company received $123 and $358, respectively, of cash payments of accrued and capitalized preferred dividends. For the three and nine months ended June 30, 2025 the Company received $739 and $4,288, respectively, of cash payments of accrued and capitalized preferred dividends.

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
For the three and nine months ended June 30, 2026, the Company recorded dividend income received in cash of $1 and $788, respectively, and return of capital distributions received in cash of $54 and $556, respectively. For the three and nine months ended June 30, 2025, the Company recorded dividend income received in cash of $204 and $1,497, respectively, and return of capital distributions received in cash of less than $1 and $344, respectively.
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
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $73,326 and $27,321 as of June 30, 2026 and September 30, 2025, respectively.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of June 30, 2026, there were five preferred equity securities on non-accrual status with a fair value of $85,316. As of September 30, 2025, there was one preferred equity security on non-accrual status with a fair value of $0.
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
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC or GBDC 3’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC or GBDC 3 acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
GCIC or GBDC 3 assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As both GCIC and GBDC 3 did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC and GBDC 3’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisitions of GCIC and GBDC 3, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC and GBDC 3 assets acquired were immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC and GBDC 3 through their ultimate disposition. Amortization expense of purchase premium for the three and nine months ended June 30, 2026 was $2,256 and $7,944, respectively. Amortization expense of purchase premium for the three and nine months ended June 30, 2025 was $3,602 and $13,880, respectively. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC or GBDC 3 and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC or GBDC 3.
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
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2026, the Company did not record any U.S. federal excise tax expense. For the three months ended June 30, 2025, the Company did not record any U.S. federal excise tax expense. For the nine months ended June 30, 2025, the Company recorded a reversal of the accrual for U.S. federal excise tax expense of $475.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2026. The Company’s tax returns for the 2023 through 2025 tax years remain subject to examination by U.S. federal and most state tax authorities.
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2026 and 2025, the Company did not record any U.S. income tax expense.
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
Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board re-approved the Program in August 2025 (the “2025 Program”) and July 2026 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program permits repurchases up to $150,000 of the Company's common stock. Refer to Note 11 for more information on the share repurchases under the Program.
Equity Distribution Agreement: On October 6, 2023, the Company entered into an equity distribution agreement, which was most recently amended on May 16, 2025 (the “2023 Equity Distribution Agreement”), by and among the Company, the Investment Adviser, the Administrator, and Keefe, Bruyette & Woods, Inc. and Regions Securities LLC (the “Placement Agents”), in connection with the sale by the Company of shares of its common stock, having an aggregate offering price of up to $288,043, in an “at the market offering,” in amounts and at times to be determined by the Company. Through June 30, 2026, the Company has issued 2,408,940 of shares of its common stock for net proceeds to the Company of $38,043 under the 2023 Equity Distribution Agreement. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock. The 2023 Equity Distribution Agreement provides that the Company can offer and sell shares of its common stock from time to time through, or to, the Placement Agents. Sales of the shares can be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of the 2023 Equity Distribution Agreement, the Placement Agents receive a commission from the Company of up to 1.50% of the gross sales price of any shares sold through the Placement Agents under the 2023 Equity Distribution Agreement. Offering costs for the 2023 Equity Distribution Agreement are charged against the proceeds from equity offerings when proceeds are received. For the three and nine months ended June 30, 2026, the Company did not issue any shares of common stock under the 2023 Equity Distribution Agreement. For the three months ended June 30, 2025, the Company did not issue any shares of common stock under the 2023 Equity Distribution Agreements. For the nine months ended June 30, 2025, the Company issued 2,408,940 shares of common stock under the 2023 Equity Distribution Agreement.
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2026 and September 30, 2025, the Company had deferred debt issuance costs of $24,247 and $26,005, respectively.
These amounts are amortized and included in “Interest expense and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2026 was $2,724 and $7,903, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2025 was $2,413 and $7,537, respectively.

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
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of June 30, 2026, includes the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of financial condition as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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

The base management fee is calculated at an annual rate equal to 1.0% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian but adjusted to exclude cash, cash equivalents, restricted cash and restricted cash equivalents, and foreign currencies so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.
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
The base management fee incurred for the three and nine months ended June 30, 2026 was $20,716 and $63,866, respectively. The base management fee incurred for the three and nine months ended June 30, 2025 was $22,082 and $65,376, respectively.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2026, the Income Incentive Fee incurred was $15,436 and $48,435, respectively. For the three and nine months ended June 30, 2025, the Income Incentive Fee incurred was $18,543 and $54,848, respectively.
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
For the three and nine months ended June 30, 2026 and 2025, the Company did not accrue a Capital Gain Incentive Fee. As of June 30, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.
In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2026 and 2025, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in “Incentive fee” in the Consolidated Statements of Operations. As of June 30, 2026 and September 30, 2025, there was no cumulative accrual of capital gain incentive fees under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.
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
Included in accounts payable and other liabilities is $3,107 and $3,022 as of June 30, 2026 and September 30, 2025, respectively, for accrued allocated shared services under the Administration Agreement.

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
Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2026 were $1,115 and $6,200, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2025 were $1,900 and $6,280, respectively.
As of June 30, 2026 and September 30, 2025, included in accounts payable and other liabilities were $2,656 and $2,527, respectively, for expenses paid on behalf of the Company by the Administrator.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2026 and September 30, 2025, permits the Company to borrow a maximum of $300,000 and expires on June 13, 2032. Refer to Note 7 for discussion of the Adviser Revolver.
Note 4. Investments
Investments as of June 30, 2026 and September 30, 2025 consisted of the following:

	As of June 30, 2026			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$400,105	$396,798	$391,132	$448,400	$444,061	$442,477
One stop	7,381,116	7,288,781	7,162,462	7,735,754	7,633,999	7,615,809
Second lien	28,420	26,598	22,877	31,317	29,607	26,409
Subordinated debt	36,594	36,407	36,171	38,444	38,027	38,412
Equity	N/A	628,529	583,711	N/A	614,244	646,282
Total	$7,846,235	$8,377,113	$8,196,353	$8,253,915	$8,759,938	$8,769,389

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

	As of June 30, 2026		As of September 30, 2025
Amortized Cost:
United States
Mid-Atlantic	$1,636,482	19.5%	$1,621,070	18.5%
Southeast	1,625,942	19.4	1,756,509	20.0
Midwest	1,276,837	15.2	1,395,381	15.9
West	1,179,605	14.1	1,345,106	15.4
Southwest	1,061,323	12.7	1,055,464	12.0
Northeast	477,924	5.7	472,221	5.4
United Kingdom	408,005	4.9	399,688	4.6
Canada	343,820	4.1	337,991	3.9
Finland	81,247	1.0	78,934	0.9
Germany	64,945	0.8	81,459	0.9
Jersey	57,547	0.7	57,493	0.7
Australia	54,015	0.6	54,443	0.6
Sweden	36,384	0.4	35,269	0.4
France	28,192	0.3	20,285	0.2
Netherlands	17,737	0.2	12,835	0.1
Israel	17,492	0.2	17,384	0.2
Denmark	4,870	0.1	4,866	0.1
Luxembourg	4,746	0.1	4,610	0.1
Spain	—	—	8,930	0.1
Total	$8,377,113	100.0%	$8,759,938	100.0%

Fair Value:
United States
Mid-Atlantic	$1,627,518	19.9%	$1,641,053	18.7%
Southeast	1,578,872	19.3	1,741,027	19.8
Midwest	1,265,938	15.4	1,399,325	16.0
West	1,151,236	14.0	1,347,579	15.4
Southwest	988,312	12.1	1,028,584	11.7
Northeast	469,869	5.7	472,847	5.4
United Kingdom	405,116	4.8	407,437	4.6
Canada	334,717	4.1	332,821	3.8
Finland	85,753	1.0	88,087	1.0
Germany	64,723	0.8	87,711	1.0
Jersey	57,769	0.7	59,437	0.7
Australia	56,528	0.7	54,102	0.6
Sweden	37,450	0.5	37,383	0.4
France	28,746	0.4	22,233	0.2
Netherlands	17,492	0.2	13,210	0.2
Israel	17,253	0.2	17,757	0.2
Denmark	4,758	0.1	4,821	0.1
Luxembourg	4,303	0.1	4,890	0.1
Spain	—	—	9,085	0.1
Total	$8,196,353	100.0%	$8,769,389	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2026 and September 30, 2025 were as follows:

	As of June 30, 2026			As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$58,461	0.7%		$54,719	0.6%
Air Freight & Logistics	52,911	0.6		52,825	0.6
Airlines	—	—		8,930	0.1
Auto Components	34,860	0.4		39,106	0.4
Automobiles	382,509	4.6		418,536	4.8
Banks	13,834	0.2		12,895	0.1
Beverages	80,541	1.0		79,802	0.9
Biotechnology	2,000	0.0	*	2,000	0.0	*
Building Products	64,580	0.8		62,749	0.7
Capital Markets	14,157	0.2		14,049	0.2
Chemicals	148,806	1.8		142,340	1.6
Commercial Services & Supplies	178,620	2.1		217,458	2.5
Communications Equipment	16,537	0.2		16,529	0.2
Construction & Engineering	14,248	0.2		12,648	0.1
Containers & Packaging	125,389	1.5		111,514	1.3
Diversified Consumer Services	466,908	5.6		466,558	5.3
Diversified Financial Services	188,047	2.2		171,432	2.0
Diversified Telecommunication Services	830	0.0	*	1,525	0.0	*
Electric Utilities	7,326	0.1		7,093	0.1
Electrical Equipment	—	—		25,139	0.3
Electronic Equipment, Instruments & Components	32,915	0.4		33,484	0.4
Energy Equipment & Services	4,302	0.1		4,355	0.0	*
Food & Staples Retailing	35,571	0.4		30,214	0.3
Food Products	226,789	2.7		225,050	2.6
Healthcare Equipment & Supplies	266,386	3.2		325,894	3.7
Healthcare Providers & Services	661,338	7.9		650,544	7.4
Healthcare Technology	371,943	4.5		401,952	4.6
Hotels, Restaurants & Leisure	282,892	3.4		271,432	3.1
Household Durables	609	0.0	*	—	—
Household Products	9,445	0.1		9,511	0.1
Industrial Conglomerates	101,578	1.2		84,797	1.0
Insurance	436,521	5.2		425,336	4.9
Internet & Direct Marketing Retail	104,314	1.2		103,716	1.2
IT Services	285,406	3.4		280,208	3.2
Leisure Products	3,153	0.0	*	14,582	0.2
Life Sciences Tools & Services	73,675	0.9		126,213	1.4
Machinery	16,875	0.2		30,878	0.4
Marine	34,104	0.4		34,593	0.4
Media	19,298	0.2		18,138	0.2
Multiline Retail	33,158	0.4		32,524	0.4
Oil, Gas & Consumable Fuels	2,725	0.0	*	9,925	0.1
Paper & Forest Products	17,838	0.2		18,298	0.2
Personal Products	24,926	0.3		23,887	0.3
Pharmaceuticals	324,891	3.9		321,121	3.7
Professional Services	212,728	2.5		217,398	2.5
Real Estate Management & Development	112,495	1.3		112,592	1.3
Road & Rail	41,731	0.5		43,171	0.5
Software	2,183,912	26.1		2,362,302	27.0
Specialty Retail	419,948	5.0		450,181	5.1
Textiles, Apparel & Luxury Goods	43,124	0.5		43,744	0.5
Trading Companies & Distributors	58,069	0.7		56,605	0.6
Transportation Infrastructure	8,959	0.1		8,904	0.1
Water Utilities	74,931	0.9		70,542	0.8
Total	$8,377,113	100.0%		$8,759,938	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2026			As of September 30, 2025
Fair Value:
Aerospace & Defense	$58,686	0.7%		$54,528	0.6%
Air Freight & Logistics	54,334	0.7		54,006	0.6
Airlines	—	—		9,085	0.1
Auto Components	32,490	0.4		32,910	0.4
Automobiles	379,358	4.6		417,389	4.8
Banks	13,421	0.2		12,951	0.1
Beverages	70,200	0.9		71,405	0.8
Biotechnology	101	0.0	*	149	0.0	*
Building Products	63,633	0.8		62,640	0.7
Capital Markets	13,999	0.2		14,115	0.2
Chemicals	141,814	1.7		137,323	1.6
Commercial Services & Supplies	178,629	2.2		219,594	2.5
Communications Equipment	16,289	0.2		16,585	0.2
Construction & Engineering	14,181	0.2		12,728	0.1
Containers & Packaging	123,586	1.5		111,548	1.3
Diversified Consumer Services	457,787	5.6		462,485	5.3
Diversified Financial Services	187,906	2.3		175,762	2.0
Diversified Telecommunication Services	832	0.0	*	1,529	0.0	*
Electric Utilities	7,703	0.1		7,445	0.1
Electrical Equipment	—	—		25,587	0.3
Electronic Equipment, Instruments & Components	33,022	0.4		34,220	0.4
Energy Equipment & Services	2,126	0.0	*	2,089	0.0	*
Food & Staples Retailing	34,030	0.4		30,171	0.3
Food Products	227,651	2.8		231,437	2.6
Healthcare Equipment & Supplies	268,661	3.3		332,338	3.8
Healthcare Providers & Services	638,065	7.8		645,551	7.4
Healthcare Technology	361,393	4.4		406,376	4.6
Hotels, Restaurants & Leisure	283,282	3.4		272,038	3.1
Household Durables	608	0.0	*	—	—
Household Products	9,369	0.1		9,564	0.1
Industrial Conglomerates	105,292	1.3		90,985	1.0
Insurance	432,517	5.3		426,028	4.9
Internet & Direct Marketing Retail	91,729	1.1		87,060	1.0
IT Services	291,888	3.5		292,679	3.3
Leisure Products	4,723	0.1		16,174	0.2
Life Sciences Tools & Services	70,553	0.9		128,419	1.5
Machinery	16,449	0.2		30,896	0.3
Marine	32,966	0.4		34,116	0.4
Media	18,990	0.2		17,634	0.2
Multiline Retail	31,129	0.4		33,243	0.4
Oil, Gas & Consumable Fuels	1,123	0.0	*	9,149	0.1
Paper & Forest Products	18,183	0.2		18,524	0.2
Personal Products	21,635	0.3		23,769	0.3
Pharmaceuticals	319,394	3.9		322,002	3.7
Professional Services	208,591	2.5		221,818	2.5
Real Estate Management & Development	110,789	1.4		112,254	1.3
Road & Rail	40,693	0.5		42,612	0.5
Software	2,135,050	26.0		2,387,723	27.2
Specialty Retail	389,324	4.7		436,744	5.0
Textiles, Apparel & Luxury Goods	43,299	0.5		41,934	0.5
Trading Companies & Distributors	55,027	0.7		52,247	0.6
Transportation Infrastructure	8,916	0.1		8,856	0.1
Water Utilities	74,937	0.9		70,975	0.8
Total	$8,196,353	100.0%		$8,769,389	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of June 30, 2026 and September 30, 2025 were as follows:

As of June 30, 2026
Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited		€14,650	EUR	16,498	USD	5/12/2027	$—	$(452)
Macquarie Bank Limited		€20,300	EUR	22,346	USD	5/27/2027	—	(1,137)
Macquarie Bank Limited		£22,000	GBP	30,140	USD	2/2/2028	898	—
							$898	$(1,589)

Morgan Stanley Capital Services, LLC	C$	15,000	CAD	10,646	USD	8/14/2026	$60	$—
Morgan Stanley Capital Services, LLC		€30,000	EUR	34,854	USD	8/14/2026	523	—
Morgan Stanley Capital Services, LLC		£30,000	GBP	40,154	USD	5/25/2028	334	—
Morgan Stanley Capital Services, LLC		£30,000	GBP	40,016	USD	5/26/2028	207	—
Morgan Stanley Capital Services, LLC	A$	30,000	AUD	21,165	USD	5/26/2028	541	—
Morgan Stanley Capital Services, LLC	C$	46,300	CAD	34,285	USD	5/30/2028	702	—
							$2,367	$—

Regions Bank	C$	10,000	CAD	7,096	USD	8/14/2026	$39	$—
Regions Bank		€30,000	EUR	34,853	USD	8/14/2026	523	—
							$562	$—

SMBC Capital Markets, Inc.		€30,000	EUR	34,848	USD	8/14/2026	$517	$—
SMBC Capital Markets, Inc.		€33,200	EUR	39,008	USD	5/27/2027	514	—
SMBC Capital Markets, Inc.	C$	25,000	CAD	18,431	USD	11/23/2027	418	—
SMBC Capital Markets, Inc.		€22,600	EUR	26,965	USD	1/20/2028	469	—
SMBC Capital Markets, Inc.	C$	12,500	CAD	9,398	USD	2/2/2028	358	—
SMBC Capital Markets, Inc.		£22,800	GBP	31,131	USD	2/4/2028	831	—
SMBC Capital Markets, Inc.		€24,100	EUR	28,720	USD	5/24/2028	327	—
SMBC Capital Markets, Inc.	A$	27,100	AUD	19,024	USD	5/25/2028	401	—
SMBC Capital Markets, Inc.		£24,600	GBP	32,953	USD	5/25/2028	299	—
							$4,134	$—

Wells Fargo Bank, N.A.		£13,900	GBP	18,492	USD	10/28/2026	$59	$—
Wells Fargo Bank, N.A.		€30,700	EUR	36,579	USD	1/20/2028	591	—
Wells Fargo Bank, N.A.	A$	27,000	AUD	18,549	USD	2/4/2028	4	—
Wells Fargo Bank, N.A.		£28,700	GBP	38,261	USD	5/25/2028	179	—
Wells Fargo Bank, N.A.		€20,000	EUR	23,820	USD	5/26/2028	257	—
Wells Fargo Bank, N.A.	A$	30,000	AUD	21,151	USD	5/26/2028	528	—
Wells Fargo Bank, N.A.	C$	46,000	CAD	34,046	USD	5/30/2028	682	—
							$2,300	$—

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
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and nine months ended June 30, 2026 and 2025 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Foreign exchange	$—	$—	$(10,258)	$7,203

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Foreign exchange	$6,951	$(22,219)	$21,285	$(15,787)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2026 and 2025:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Forward currency contracts	$412,621	$296,011	$314,603	$324,980
Interest Rate Swaps
In connection with the 2028 Notes, 2029 Notes and 2031 Notes (each as defined in Note 7), the Company entered into interest rate swap agreements with SMBC Capital Markets, Inc. (“SMBC”), Macquarie Bank Limited (“Macquarie”), Morgan Stanley Capital Services, LLC (“Morgan Stanley”) and Regions Bank (“Regions”) to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of floating rate loans. The Company designated these interest rate swaps and the 2028, 2029 and 2031 Notes as a qualifying fair

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
value hedge accounting relationship. See Note 7 for more information on the 2028 Notes, 2029 Notes and 2031 Notes. The outstanding interest rate swaps as of June 30, 2026 and September 30, 2025 were as follows:

As of June 30, 2026
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	3.327%	11/5/2028	$225,000	$—	$(619)
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	2.835%	11/5/2028	225,000	1,860	—
SMBC Capital Markets, Inc	2028 Notes	5.050%	D SOFR+	1.723%	12/5/2028	250,000	—	(4,249)
SMBC Capital Markets, Inc	2029 Notes	6.248%	1M SOFR+	2.444%	6/15/2029	600,000	—	(4,037)
SMBC Capital Markets, Inc	2031 Notes	6.250%	D SOFR+	2.171%	6/1/2031	350,000	1,077	—
							$2,937	$(8,905)
Macquarie Bank Limited	2029 Notes	5.881%	3M SOFR+	2.012%	6/15/2029	150,000	$—	$(662)
							$—	$(662)
Morgan Stanley Capital Services, LLC	2031 Notes	6.250%	D SOFR+	2.185%	6/1/2031	75,000	$183	$—
							$183	$—
Regions Bank	2031 Notes	6.250%	D SOFR+	2.203%	6/1/2031	75,000	$125	$—
							$125	$—

As of September 30, 2025
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	3.327%	11/5/2028	$225,000	$3,513	$—
SMBC Capital Markets, Inc	2028 Notes	7.310%	1M SOFR+	2.835%	11/5/2028	225,000	6,772	—
SMBC Capital Markets, Inc	2028 Notes	5.050%	D SOFR+	1.723%	12/5/2028	250,000	—	(689)
SMBC Capital Markets, Inc	2029 Notes	6.248%	1M SOFR+	2.444%	6/15/2029	600,000	7,780	—
							$18,065	$(689)
Macquarie Bank Limited	2029 Notes	5.881%	3M SOFR+	2.012%	6/15/2029	150,000	$2,343	$—
							$2,343	$—
As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest and other debt financing expenses. The net unrealized gain/(loss) related to the fair value hedge was $46 and $(125), respectively, for the three and nine months ended June 30, 2026. The net unrealized gain/(loss) related to the fair value hedge was $155 and $(4,541), respectively, for the three and nine months ended June 30, 2025. The net unrealized gain/(loss) related to the fair value hedge is included in “Interest and other debt financing expenses” in the Company’s Consolidated Statement of Operations. The table below presents the components of the net unrealized loss related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, and the hedged items, the 2028, 2029 and 2031 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Hedging instruments (Interest rate swaps)	$(13,523)	$9,598	$(26,040)	$(11,627)
Hedged items (Unsecured notes)	13,569	(9,443)	25,915	7,086
Fair market value adjustments for hedge accounting recognized in interest expense	$46	$155	$(125)	$(4,541)
The table below presents the carrying value, which is inclusive of (i) unamortized premium and/or unaccreted original issue discount and (ii) the cumulative adjustment for the change in fair value of an effective hedge accounting relationship, of the 2028, 2029 and 2031 Notes as of June 30, 2026 and September 30, 2025 that are

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
designated in qualifying hedging relationships and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationships included in such carrying value:

	As of June 30, 2026		As of September 30, 2025
Description	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
2028 Notes	$705,397	$(3,074)	$720,521	$9,445
2029 Notes	742,136	(4,549)	756,102	10,232
2031 Notes	496,045	1,386	—	—
Offsetting Derivatives
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, SMBC, Macquarie, Morgan Stanley, Regions and Wells Fargo and, together with SMBC, Macquarie, Morgan Stanley, and Regions, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over the counter (“OTC”) derivatives, including forward currency contracts and interest rate swaps, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with each of the Counterparties permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from either Counterparty, if any, is included in the Consolidated Statements of Financial Condition as “Other assets” or “Accounts payable and other liabilities.” As of June 30, 2026 and September 30, 2025, there was $0 and $4,890, respectively, of collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2026 and September 30, 2025:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2026
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized depreciation on derivatives	$898	$(2,251)	$(1,353)	$—	$(1,353)
SMBC Capital Markets, Inc.	Net unrealized depreciation on derivatives	7,071	(8,905)	(1,834)	—	(1,834)
Wells Fargo Bank, N.A.	Net unrealized appreciation on derivatives	2,300	—	2,300	—	2,300
Regions Bank	Net unrealized appreciation on derivatives	687	—	687	—	687
Morgan Stanley Capital Services, LLC	Net unrealized appreciation on derivatives	2,550	—	2,550	—	2,550

As of September 30, 2025
Counterparty	Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged(1)	Net Amounts(2)
Macquarie Bank Limited	Net unrealized depreciation on derivatives	$2,343	$(7,366)	$(5,023)	$4,890	$(133)
SMBC Capital Markets, Inc.	Net unrealized appreciation on derivatives	18,250	(6,121)	12,129	—	12,129
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2026 and 2025. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment prepared by the professionals of the Valuation Designee responsible for the valuation function, based on the fair value methodology in accordance with ASC Topic 820 described below (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. The valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of the Company’s debt and equity investments without readily available market quotations (subject to a de minimis threshold), was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of June 30, 2026 and September 30, 2025 were valued using Level 3 inputs. As of June 30, 2026 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.
In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from independent brokers. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments but may use another value if the Valuation Designee determines it better represents the investment’s fair value. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.
Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a ready market existed for such investments and could differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s assets and liabilities recorded at fair value and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of June 30, 2026 and September 30, 2025:

As of June 30, 2026	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$7,612,642	$7,612,642
Equity investments(1)	—	—	583,711	583,711
Money market funds(1)(2)	43,572	—	—	43,572
Forward currency contracts	—	10,261	—	10,261
Interest rate swaps	—	3,245	—	3,245
Total assets, at fair value:	$43,572	$13,506	$8,196,353	$8,253,431
Liabilities, at fair value:
Forward currency contracts	$—	$(1,589)	$—	$(1,589)
Interest rate swaps	—	(9,567)	—	(9,567)
Total liabilities, at fair value:	$—	$(11,156)	$—	$(11,156)

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$8,123,107	$8,123,107
Equity investments(1)	—	—	646,282	646,282
Money market funds(1)(2)	93,656	—	—	93,656
Forward currency contracts	—	185	—	185
Interest rate swaps	—	20,408	—	20,408
Total assets, at fair value:	$93,656	$20,593	$8,769,389	$8,883,638
Liabilities, at fair value:
Forward currency contracts	$—	$(12,798)	$—	$(12,798)
Interest rate swaps	—	(689)	—	(689)
Total liabilities, at fair value:	$—	$(13,487)	$—	$(13,487)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in “Cash equivalents” and “Restricted cash equivalents” on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2026 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was ($52,892) and ($205,947), respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2025 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $41,204 and $10,964, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2026 and 2025:

	For the nine months ended June 30, 2026
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$8,123,107	$646,282	$8,769,389
Net change in unrealized appreciation (depreciation) on investments	(97,354)	(76,839)	(174,193)
Net translation of investments in foreign currencies	(16,003)	(17)	(16,020)
Realized gain (loss) on investments	(21,006)	5,766	(15,240)
Realized gain (loss) on translation of investments in foreign currencies	1,040	—	1,040
Fundings of (proceeds from) revolving loans, net	14,147	—	14,147
Fundings of investments	342,499	24,797	367,296
PIK interest and non-cash dividends	49,157	17,424	66,581
Proceeds from non-cash dividends	—	(358)	(358)
Proceeds from principal payments and sales of portfolio investments	(795,633)	(33,344)	(828,977)
Accretion of discounts and amortization of premiums	12,688	—	12,688
Fair value, end of period	$7,612,642	$583,711	$8,196,353

	For the nine months ended June 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$7,656,873	$578,420	$8,235,293
Net change in unrealized appreciation (depreciation) on investments	40,145	(14,274)	25,871
Net translation of investments in foreign currencies	35,668	(2)	35,666
Realized gain (loss) on investments	(41,760)	(70)	(41,830)
Realized gain (loss) on translation of investments in foreign currencies	(1,402)	—	(1,402)
Fundings of (proceeds from) revolving loans, net	7,592	—	7,592
Fundings of investments	1,717,810	63,705	1,781,515
PIK interest and non-cash dividends	40,439	23,091	63,530
Proceeds from non-cash dividends	—	(4,288)	(4,288)
Proceeds from principal payments and sales of portfolio investments	(1,129,187)	(16,735)	(1,145,922)
Accretion of discounts and amortization of premiums	5,524	—	5,524
Fair value, end of period	$8,331,702	$629,847	$8,961,549

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2026	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)	$391,132	Yield analysis	Market interest rate	8.5% - 15.5% (10.2%)
		Market comparable companies	EBITDA multiples	3.5x - 32.3x (13.6x)
One stop loans(3)(4)	$7,149,784	Yield analysis	Market interest rate	5.0% - 33.5% (10.2%)
		Market comparable companies	EBITDA multiples	4.2x - 32.3x (14.5x)
			Revenue multiples	0.8x - 14.0x (7.0x)
	12,678	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$59,048	Yield analysis	Market interest rate	10.5% - 14.0% (12.4%)
		Market comparable companies	EBITDA multiples	4.2x - 21.0x (14.5x)
Equity(5)	$583,711	Market comparable companies	EBITDA multiples	4.2x - 32.3x (14.1x)
			Revenue multiples	0.2x - 18.8x (8.2x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$6,199 of loans at fair value were valued using the market comparable companies approach only.
(3)$65,490 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $6,332,555 and $817,229 of one stop loans using EBITDA and revenue multiples, respectively.
(5)The Company valued $519,746 and $63,965 of equity investments using EBITDA and revenue multiples, respectively.

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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “Debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company’s 2026 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2031 Notes (as defined in Note 7) is based on vendor pricing received by the Company, which is considered a Level 2 input. The fair value of the Company’s remaining debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s revolving credit facilities approximates their carrying value due to their variable interest rates based on selected short-term rates.

The following are the carrying values and fair values of the Company’s debt as of June 30, 2026 and September 30, 2025.

	As of June 30, 2026		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$4,561,799	$4,574,026	$4,926,778	$4,934,395
(1) As of June 30, 2026 and September 30, 2025, carrying value is inclusive of (i) unamortized premium and/or unaccreted original issue discount and (ii) an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2028 Notes, 2029 Notes and 2031 Notes. See Note 5 for additional information.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of June 30, 2026, the Company’s asset coverage for borrowed amounts was 180.4%.
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
Through October 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2024 Debt Securitization, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are scheduled to mature on October 20, 2036. The Subordinated 2024 Notes are due in 2124. The Class A-1R and Class A-2RR 2024 Notes are included in the June 30, 2026 Consolidated Statement of Financial Condition as debt of the Company. As of June 30, 2026, the Class B-R, Class C-R and Subordinated 2024 Notes were eliminated in consolidation.

As of June 30, 2026 and September 30, 2025, there were 141 and 126 portfolio companies, respectively, with a total fair value of $2,173,981 and $2,161,579, respectively, securing the 2024 Debt Securitization. The pool of loans in the 2024 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2024 Debt Securitization is based on three-month SOFR. The three-month SOFR in effect as of June 30, 2026 based on the last interest rate reset was 3.7%.

For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2024 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$18,127	$20,196	$55,570	$50,637
Amortization of debt issuance costs	232	232	696	573
Total interest and other debt financing expenses	$18,359	$20,428	$56,266	$51,210
Cash paid for interest expense	$17,908	$34,891	$57,344	$34,891
Annualized average stated interest rate	5.3%	5.9%	5.4%	6.0%
Average outstanding balance	$1,364,000	$1,364,000	$1,364,000	$1,124,176

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2026, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A-1R and A-2RR 2024 Notes are as follows:

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
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$1,839
Amortization of debt issuance costs	—	—	—	—
Total interest and other debt financing expenses	$—	$—	$—	$1,839
Cash paid for interest expense	$—	$—	$—	$5,152
Annualized average stated interest rate	N/A	N/A	N/A	7.1%
Average outstanding balance	$—	$—	$—	$34,603
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
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$1,682
Amortization of debt issuance costs	—	—	—	—
Total interest and other debt financing expenses	$—	$—	$—	$1,682
Cash paid for interest expense	$—	$—	$—	$4,861
Annualized average stated interest rate	N/A	N/A	N/A	6.1%
Average outstanding balance	$—	$—	$—	$36,904
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
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2021 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$2,694
Amortization of debt issuance costs	—	—	—	—
Total interest expense	$—	$—	$—	$2,694
Cash paid for interest expense	$—	$—	$—	$7,355
Annualized average stated interest rate	N/A	N/A	N/A	6.9%
Average outstanding balance	$—	$—	$—	$52,396
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
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$2,951	$—	$10,399
Amortization of debt issuance costs	—	—	—	—
Total interest expense	$—	$2,951	$—	$10,399
Cash paid for interest expense	$—	$3,289	$—	$11,581
Annualized average stated interest rate	N/A	6.4%	N/A	6.6%
Average outstanding balance	$—	$186,024	$—	$211,325
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
Through January 18, 2026, the GBDC 3 2022-2 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the GBDC 3 2022-2 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the GBDC 3 2022-2 Debt Securitization, allowing the Company to maintain the initial leverage in the GBDC 3 2022-2 Debt Securitization.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the GBDC 3 2022-2 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$3,504
Amortization of debt issuance costs	—	—	—	—
Total interest expense	$—	$—	$—	$3,504
Cash paid for interest expense	$—	$—	$—	$7,197
Annualized average stated interest rate	N/A	N/A	N/A	7.5%
Average outstanding balance	$—	$—	$—	$62,637

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
Prior to termination, the GBDC 3 DB Credit Facility bore interest at the applicable base rate plus 2.30% per annum during the Revolving Period and 2.80% after the Revolving Period. The base rate under the GBDC 3 DB Credit Facility was (i) the three-month Canadian Overnight Repo Rate Average (“CORRA”) plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krone, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krone, and (x) the three-month term SOFR with respect to any other advances. A syndication/agent fee was payable to the facility agent each quarter and was calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum was payable on the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
undrawn amount under the GBDC 3 DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders could have been payable if borrowings under the GBDC 3 DB Credit Facility did not exceed a minimum utilization percentage threshold. A prepayment fee would have been payable in the event of any permanent reduction in commitments of the GBDC 3 DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.
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
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the “GBDC 3 DB Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$3,820
Facility fees	—	—	—	244
Total interest and other debt financing expenses	$—	$—	$—	$4,064
Cash paid for interest expense and facility fees	$—	$—	$—	$11,680
Annualized average stated interest rate¹	N/A	N/A	N/A	6.8%
Average outstanding balance	$—	$—	$—	$75,658
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
JPM Credit Facility: On February 11, 2021, the Company entered into a senior secured revolving credit facility (as amended, the “JPM Credit Facility”) with the Company, as borrower, JPMorgan Chase Bank N.A., as administrative agent and as collateral agent, and the lenders from time to time party thereto which, as of June 30, 2026, allowed the Company to borrow up to $1,997,500 in U.S. dollars and certain agreed upon foreign currencies (“Outstanding Commitments”), subject to leverage and borrowing base restrictions. Through a series of agreements, including on November 15, 2024 and December 6, 2024, the Company, through the accordion feature, increased the aggregate commitments under the JPM Credit Facility from $1,822,500 to $1,997,500. On April 4, 2025, the Company amended and restated the JPM Credit Facility to among other things, (i) change the applicable margin to a range of 1.525% to 1.775% for any Term Benchmark Loan or RFR Loan (as defined in the JPM Credit Facility) or a range of 0.525% to 0.775% for any ABR Loan (each as defined in the JPM Credit Facility), (ii) reduce the unused fee rate on all unused commitments to 0.325% from 0.375%, (iii) extend the maturity date to April 4, 2030 from August 6, 2029 and (iv) amend the accordion provision to permit increases to the total commitments to up to $3,000,000.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Borrowings for any Term Benchmark Loan or RFR Loan (each as defined in the JPM Credit Facility) under the JPM Credit Facility bear interest at the applicable base rate plus a margin of 1.525% if the gross borrowing base is equal to or greater than 2.0 times the Outstanding Commitments, 1.650% if the gross borrowing base is less than 2.0 times and equal to or greater than 1.60 times the Outstanding Commitments or 1.775% if the gross borrowing base is less than 1.60 times the Outstanding Commitments, subject to compliance with a borrowing base test. The applicable base rate under the JPM Credit Facility is (i) one-month SOFR with respect to any advances denominated in U.S. dollars plus an adjustment of 0.10%, (ii) SONIA with respect to any advances denominated in U.K. pound sterling plus an adjustment of 0.0326%, (iii) one-month EURIBOR with respect to any advances denominated in Euros, (iv) CORRA with respect to any advances denominated in Canadian Dollars plus an adjustment of 0.029547%, (v) Australian Bank Bill Swap Bid Rate (“BBSY”) with respect to any advances denominated in Australian Dollars plus an adjustment of 0.20% and (vi) the relevant rate as defined in the JPM Credit Facility for borrowings in other currencies. Borrowings for any ABR Loan (as defined in the JPM Credit Facility) bear interest at the applicable base rate plus a margin of 0.525% if the gross borrowing base is equal to or greater than 2.0 times the Outstanding Commitments, 0.650% if the gross borrowing base is less than 2.0 times and equal to or greater than 1.60 times the Outstanding Commitments or 0.775% if the gross borrowing base is less than 1.60 times the Outstanding Commitments. As of June 30, 2026, the applicable margin for Term Benchmark Loans and RFR Loans (as defined in the JPM Credit Facility) was 1.525% and the applicable margin for ABR Loans (as defined in the JPM Credit Facility) was 0.525%.

The Company pays a commitment fee of 0.325% per annum on the daily unused portion of commitments under the JPM Credit Facility. The Company is also required to pay letter of credit participation fees and a fronting fee on the daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the JPM Credit Facility. The JPM Credit Facility matures on April 4, 2030, and requires mandatory prepayment of interest and principal upon certain events during the one year amortization period of the facility.
As of June 30, 2026 and September 30, 2025, the Company had outstanding debt of $271,559 and $1,098,437, respectively, and no letters of credit outstanding under the JPM Credit Facility.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the JPM Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$7,843	$17,811	$32,628	$50,909
Facility fees	1,056	671	2,612	2,308
Amortization of debt issuance costs	939	888	2,771	3,039
Total interest and other debt financing expenses	$9,838	$19,370	$38,011	$56,256
Cash paid for interest expense and facility fees	$11,225	$18,162	$35,413	$55,617
Annualized average stated interest rate¹	4.5%	5.7%	4.7%	5.9%
Average outstanding balance	$693,391	$1,262,514	$932,064	$1,154,567
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
2026 Notes: On February 24, 2021, the Company issued $400,000 in aggregate principal amount of unsecured notes (the “2026 Notes”) and on October 13, 2021, the Company issued an additional $200,000 aggregate principal amount of 2026 Notes under the same terms as the original issuance, other than the issue date and the issue price. As of both June 30, 2026 and September 30, 2025, outstanding aggregate principal amount of the 2026 Notes was $600,000. The 2026 Notes bear interest at a rate of 2.500% per year payable semiannually in arrears on February 24 and August 24 of each year, commencing on August 24, 2021. The 2026 Notes mature on August 24, 2026.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2026 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$3,750	$3,750	$11,250	$11,250
Accretion of discounts on notes issued	133	132	398	397
Amortization of debt issuance costs	372	372	1,116	1,161
Total interest and other debt financing expenses	$4,255	$4,254	$12,764	$12,808
Cash paid for interest expense	$—	$—	$7,500	$7,500
Annualized average stated interest rate	2.5%	2.5%	2.5%	2.5%
Average outstanding balance	$600,000	$600,000	$600,000	$600,000
2027 Notes: On August 3, 2021, the Company issued $350,000 in aggregate principal amount of unsecured notes (the “2027 Notes”). As of both June 30, 2026 and September 30, 2025, outstanding aggregate principal amount of the 2027 Notes was $350,000. The 2027 Notes bear interest at a rate of 2.050% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes mature on February 15, 2027.
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
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest and facility fees, annualized average stated interest rates and average outstanding balances for the 2027 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$1,794	$1,794	$5,382	$5,382
Accretion of discounts on notes issued	182	182	547	548
Amortization of debt issuance costs	203	203	609	635
Total interest and other debt financing expenses	$2,179	$2,179	$6,538	$6,565
Cash paid for interest expense	$—	$—	$3,588	$3,588
Annualized average stated interest rate	2.1%	2.1%	2.1%	2.1%
Average outstanding balance	$350,000	$350,000	$350,000	$350,000

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2028 Notes: On December 5, 2023, the Company issued $450,000 in aggregate principal amount of unsecured notes (the “2028 Notes”) and on September 19, 2025, the Company issued an additional $250,000 in aggregate principal amount of 2028 Notes under the same terms as the original issuance, other than the issue date and issue price. As of both June 30, 2026 and September 30, 2025, the outstanding aggregate principal amount of the 2028 Notes was $700,000. The 2028 Notes bear interest at a rate of 7.050% per year payable semi-annually in arrears on June 5 and December 5 of each year, commencing on June 5, 2024. The 2028 Notes mature on December 5, 2028.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest and facility fees, annualized average contractual interest rate swap and stated interest rates and average outstanding balances for the 2028 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$12,338	$7,931	$37,012	$23,793
Net contractual interest rate swap expense	(348)	197	(321)	1,050
Net (gain)/loss related to the fair value hedge	(15)	(64)	84	7,380
Accretion of discounts (premium) on notes issued	(868)	241	(2,605)	722
Amortization of debt issuance costs	447	295	1,316	917
Total interest and other debt financing expenses	$11,554	$8,600	$35,486	$33,862
Cash paid (received) for interest expense(1)	$13,091	$7,930	$40,985	$24,831
Annualized average contractual interest rate swap and stated interest rate	6.9%	7.2%	7.0%	7.4%
Average outstanding balance	$700,000	$450,000	$700,000	$450,000

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2028 Notes.
2029 Notes: On February 1, 2024, the Company issued $600,000 in aggregate principal amount of unsecured notes (the “2029 Notes”) and on December 3, 2024, the Company issued an additional $150,000 in aggregate principal amount of 2029 Notes under the same terms as the original issuance, other than the issue date and the issue price. As of both June 30, 2026 and September 30, 2025, the outstanding aggregate principal amount of the 2029 Notes was $750,000. The 2029 Notes bear interest at a rate of 6.000% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2024. The 2029 Notes mature on July 15, 2029.
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
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest and facility fees, annualized average contractual interest rate swap and stated interest rates and average outstanding balances for the 2029 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$11,250	$11,250	$33,750	$32,200
Net contractual interest rate swap expense	(190)	1,064	301	3,957
Net (gain)/loss related to the fair value hedge	(31)	(92)	41	(2,840)
Accretion of discounts on notes issued	272	272	816	841
Amortization of debt issuance costs	432	423	1,296	1,212
Total interest and other debt financing expenses	$11,733	$12,917	$36,204	$35,370
Cash paid (received) for interest expense (1)	$2,131	$2,368	$26,414	$25,669
Annualized average contractual interest rate swap and stated interest rate	5.9%	6.6%	6.1%	6.8%
Average outstanding balance	$750,000	$750,000	$750,000	$715,385

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2029 Notes.
2031 Notes: On May 27, 2026, the Company issued $500,000 in aggregate principal amount of unsecured notes (the “2031 Notes”). As of June 30, 2026, the outstanding aggregate principal amount of the 2031 Notes was $500,000. The 2031 Notes bear interest at a rate of 6.250% per year payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2026. The 2031 Notes mature on June 1, 2031.
The 2031 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2031 Notes; equal in right of payment to the Company’s existing and future indebtedness or other obligations that are not so subordinated or junior; effectively junior to any of the Company’s secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
At any time or from time to time, the Company could redeem some or all of the 2031 Notes at a redemption price equal to the greater of (1) 100% of the principal amount of the 2031 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on the 2031 Notes on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points less interest accrued to the date of redemption. If the Company redeems any 2031 Notes on or after May 1, 2031 (the date falling one month prior to the maturity date of the 2031 Notes), the redemption price for the 2031 Notes will be equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2031 Notes.
On May 27, 2026, the Company entered into interest rate swap agreements on the 2031 Notes with SMBC, Regions and Morgan Stanley, respectively, as counterparties. Under the terms of the agreement with SMBC, the Company (i) receives a fixed rate of 6.250% and (ii) pays SMBC a rate of SOFR + 2.171% on the first $350,000 of the 2031 Notes. Under the terms of the agreement with Regions, the Company (i) receives a fixed rate of 6.250% and (ii) pays Regions a floating interest rate of SOFR + 2.203% on the second $75,000 of the 2031 Notes. Under the terms of the agreement with Morgan Stanley, the Company (i) receives a fixed rate of 6.250% and (ii) pays Morgan Stanley a floating interest rate of SOFR + 2.185% on the remaining $75,000 of the 2031 Notes. The Company designated these interest rate swaps as effective hedge accounting instruments. The total notional amount of the swap

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
agreements is $500,000 and the agreements terminate on June 1, 2031. The carrying value of the 2031 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest and facility fees, annualized average contractual interest rate swap and stated interest rates and average outstanding balances for the 2031 Notes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$2,951	$—	$2,951	$—
Net contractual interest rate swap expense	(126)	—	(126)	—
Accretion of discounts on notes issued	104	—	104	—
Amortization of debt issuance costs	99	—	99	—
Total interest and other debt financing expenses	$3,028	$—	$3,028	$—
Cash paid (received) for interest expense (1)	$—	$—	$—	$—
Annualized average contractual interest rate swap and stated interest rate	5.9%	N/A	5.9%	N/A
Average outstanding balance	$192,308	$—	$64,103	$—

(1)Includes cash paid or received for contractual interest rate swaps, which may have different contractual settlement dates among the (i) fixed interest leg, (ii) floating interest leg and (iii) the 2031 Notes.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of both June 30, 2026 and September 30, 2025, the Company was permitted to borrow up to $300,000. On June 13, 2025, the Company amended the Adviser Revolver to, among other things, increase the borrowing capacity under the Adviser Revolver from $200,000 to $300,000, extend the maturity date to June 13, 2032, and amend the rate that interest accrues on each loan from the short-term applicable federal rate to the mid-term applicable federal rate. The Adviser Revolver bears an interest rate equal to the mid-term Applicable Federal Rate (“AFR”). As of June 30, 2026, the mid-term AFR in effect on the Adviser Revolver based on the last interest rate reset was 3.5%.
As of June 30, 2026 and September 30, 2025, the Company had $33,200 and $39,200, respectively, of outstanding debt under the Adviser Revolver.
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$46	$—	$79	$—
Cash paid for interest expense	20	—	91	—
Annualized average stated interest rate	3.5%	N/A	3.6%	N/A
Average outstanding balance	$5,266	$—	$2,969	$—
For the three and nine months ended June 30, 2026, the average total debt outstanding was $4,654,965 and $4,763,136, respectively. For the three and nine months ended June 30, 2025, the average total debt outstanding was $4,962,538 and $4,867,651, respectively.
For both the three and nine months ended June 30, 2026, the effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028, 2029 and 2031 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028, 2029 and 2031 Notes and interest rate swaps, on the Company’s total debt was 5.3%. For the three and nine months ended June 30, 2025, the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
effective average interest rate, which includes amortization of debt financing costs, accretion of discounts and amortization of premiums on notes issued, non-usage facility fees and the net contractual interest rate swap expense on the 2028 and 2029 Notes but excluding the net gain/(loss) related to the fair value hedges associated with the 2028 and 2029 Notes and interest rate swaps, on the Company’s total debt was 5.7% and 5.9%, respectively.
A summary of the Company’s maturity requirements for borrowings as of June 30, 2026 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2024 Debt Securitization	$1,364,000	$—	$—	$—	$1,364,000
JPM Credit Facility	271,559	—	—	271,559	—
Adviser Revolver	33,200	—	—	—	33,200
2026 Notes(1)	599,921	599,921	—	—	—
2027 Notes(1)	349,541	349,541	—	—	—
2028 Notes(1)(2)	705,397	—	705,397	—	—
2029 Notes(1)(2)	742,136	—	—	742,136	—
2031 Notes(1)(2)	496,045	—	—	496,045	—
Total borrowings	$4,561,799	$949,462	$705,397	$1,509,740	$1,397,200
(1) Represents principal outstanding plus unamortized premium and/or unaccreted original issue discount.
(2) Carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 8. Commitments and Contingencies
Commitments: As of June 30, 2026, the Company had outstanding commitments to fund investments totaling $580,832, including $229,880 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $927,887, including $252,574 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts and interest rate swap agreements as of June 30, 2026 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it could not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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
Note 9. Financial Highlights
The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2026	2025
Net asset value at beginning of period	$14.97	$15.19
Net increase in net assets as a result of repurchases of shares	0.04	0.01
Distributions declared:
From net investment income - after tax	(1.05)	(1.26)
Net investment income - after tax	1.02	1.12
Net realized gain (loss) on investment transactions	(0.15)	(0.15)
Net realized gain (loss) on extinguishment of debt	—	0.00(2)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.58)	0.09
Net asset value at end of period	$14.25	$15.00
Per share market value at end of period	$12.88	$14.65
Total return based on market value(4)	1.61%	5.10%
Number of common shares outstanding	260,033,889	266,376,416

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2026	2025
Ratio of net investment income - after tax to average net assets*	9.22%	9.84%
Ratio of total expenses to average net assets*(5)	10.51%	11.37%
Ratio of incentive fees to average net assets(5)	1.25%	1.36%
Ratio of income and excise taxes to average net assets(5)	0.00%	(0.01)%
Ratio of net expenses (without incentive fees) to average net assets*(5)	9.26%	10.01%
Total return based on average net asset value(6)	1.95%	6.96%
Total return based on average net asset value - annualized(6)	2.61%	9.30%
Net assets at end of period	$3,704,869	$3,995,329
Average debt outstanding	$4,763,136	$4,867,651
Average debt outstanding per share	$18.32	$18.27
Portfolio turnover*	5.78%	17.80%
Asset coverage ratio(7)	180.37%	176.75%
Asset coverage ratio per unit(8)	$1,804	$1,768
Average market value per unit:(9)
2018 Debt Securitization	N/A	N/A
GCIC 2018 Debt Securitization	N/A	N/A
GBDC 3 2021 Debt Securitization	N/A	N/A
GBDC 3 2022 Debt Securitization	N/A	N/A
GBDC 3 2022-2 Debt Securitization	N/A	N/A
2024 Debt Securitization	N/A	N/A
GBDC 3 DB Credit Facility	N/A	N/A
JPM Credit Facility	N/A	N/A
2026 Notes	$989	$960
2027 Notes	$973	$938
2028 Notes	$1,040	$1,046
2029 Notes	$1,010	$1,003
2031 Notes	$994	N/A
Adviser Revolver	N/A	N/A

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(9)Not applicable since such senior securities are not registered for public trading, with the exception of the 2026 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2031 Notes. The average market value per unit calculated for the 2026 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2031 Notes is based on the average monthly prices of such notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.
Note 10. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Earnings available to stockholders	$57,009	$90,058	$75,459	$280,356
Basic and diluted weighted average shares outstanding	260,446,791	266,844,118	262,271,073	265,882,773
Basic and diluted earnings (loss) per share	$0.22	$0.34	$0.29	$1.05

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
For the three and nine months ended June 30, 2026, the Company did not issue any common stock under the ATM Program.
For the three and nine months ended June 30, 2025, the Company issued common stock under the ATM Program as follows:

	Total Number of Shares Issued	Average Offering Price per share	Gross Proceeds	Underwriting Fees/Offering Expenses	Approximate Dollar Value of Shares that May Yet be Issued Under the ATM Program
ATM Program	2,408,940	$15.79	$38,043	$609	$211,957
On July 31, 2026, the Board re-approved the Program to repurchase up to $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization (the “2026 Program”). Under the Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of June 30, 2026, the repurchased shares have been retired and returned to the status of authorized but unissued shares of GBDC Common Stock.
As of June 30, 2026, Wells Fargo Securities, LLC, as broker, had repurchased 5,974,194 shares of the Company’s common stock pursuant to the 2025 Program at an average price of $13.07 per share for an aggregate purchase price of approximately $78,074.
For the three and nine months ended June 30, 2026, repurchases under the Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1 - 31, 2025	2,540,542	$13.69	$34,792	$110,043
December 1 - 31, 2025	82,756	13.47	1,115	108,928
January 1 - 31, 2026	56,604	13.51	765	108,163
February 1 - 28, 2026	853,300	12.53	10,693	97,470
March 1 - 31, 2026	1,327,000	12.32	16,343	81,127
April 1 - 30, 2026	650,600	12.93	8,411	72,716
May 1 - 31, 2026	212,292	13.19	2,800	69,916
June 1 - 30, 2026	251,100	12.56	3,155	66,761
Total	5,974,194	$13.07	$78,074	$150,000	*

*The Program was re-approved on July 31, 2026 to purchase $150,000 of the Company’s common stock, exclusive of shares repurchased prior to the date of such authorization.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2025, Wells Fargo Securities, LLC, as broker, had repurchased 2,864,403 shares of the Company’s common stock pursuant to the Program re-approved on August 2, 2024 (the “2024 Program”) at an average price of $14.06 per share for an aggregate purchase price of approximately $40,274.
For the three and nine months ended June 30, 2025, repurchases under the 2024 Program were as follows:

Month Purchased	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 1 - 31, 2025	77,777	$14.53	$1,130	$144,062
April 1 - 30, 2025	2,285,299	13.97	31,918	112,144
May 1 - 31, 2025	158,199	14.27	2,258	109,886
June 1 - 30, 2025	11,200	14.29	160	109,726
Total	2,532,475	$14.00	$35,466	$150,000	*
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
Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
For the nine months ended June 30, 2026
11/14/2025	12/15/2025	12/30/2025	$0.39	$84,480	—	$18,272	(1)
02/02/2026	03/13/2026	03/30/2026	$0.33	$72,330	—	$14,107	(2)
05/01/2026	06/15/2026	06/29/2026	$0.33	$70,839	—	$15,055	(3)
For the nine months ended June 30, 2025
06/02/2024	11/29/2024	12/13/2024	$0.05	$10,760	—	$2,454	(4)
11/14/2024	11/29/2024	12/13/2024	$0.04	$8,607	—	$1,964	(5)
11/14/2024	12/09/2024	12/27/2024	$0.39	$84,514	1,221,469	$18,554
02/03/2025	03/03/2025	03/28/2025	$0.39	$89,334	1,001,354	$15,150
05/02/2025	06/13/2025	06/27/2025	$0.39	$87,755	—	$16,136	(6)

(1)In accordance with the Company’s DRIP, 1,347,354 shares of the Company’s stock were purchased in the open market at an average price of $13.56 and were allocated to stockholders of the Company participating in DRIP.
(2)In accordance with the Company’s DRIP, 1,115,280 shares of the Company’s stock were purchased in the open market at an average price of $12.65 and were allocated to stockholders of the Company participating in DRIP.
(3)In accordance with the Company’s DRIP, 1,160,758 shares of the Company’s stock were purchased in the open market at an average price of $12.97 and were allocated to stockholders of the Company participating in DRIP.
(4)In accordance with the Company’s DRIP, 162,709 shares of the Company’s stock were purchased in the open market at an average price of $15.08 and were allocated to stockholders of the Company participating in DRIP.
(5)In accordance with the Company’s DRIP, 130,168 shares of the Company’s stock were purchased in the open market at an average price of $15.08 and were allocated to stockholders of the Company participating in DRIP.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(6)In accordance with the Company's DRIP, 1,094,965 shares of the Company’s stock were purchased in the open market at an average price of $14.74 and were allocated to stockholders of the Company participating in DRIP.
Note 13. Subsequent Events
In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
On July 2, 2026, we amended our revolving credit facility with JPMorgan to, among other things, (i) remove the 0.10% adjustment to term SOFR rate and (ii) extend the maturity date to July 2, 2031 from April 4, 2030.
On July 31, 2026, the Company’s Board declared a quarterly distribution of $0.33 per share payable on September 29, 2026 to holders of record as of September 14, 2026.
For the period of July 1, 2026 through August 3, 2026, Wells Fargo Securities, LLC, as broker, has repurchased 382,300 shares of the Company’s common stock pursuant to the Program (as defined in Note 2) for an aggregate purchase price of approximately $4,918 at an average price of $12.86 per share.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $90.0 billion in capital under management(1) as of April 1, 2026, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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
As of June 30, 2026 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of June 30, 2026		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$391,132	4.8%	$442,477	5.0%
One stop	7,162,462	87.4	7,615,809	86.8
Second lien	22,877	0.3	26,409	0.3
Subordinated debt	36,171	0.4	38,412	0.5
Equity	583,711	7.1	646,282	7.4
Total	$8,196,353	100.0%	$8,769,389	100.0%
(1) “Capital under management” is a gross measure of invested capital including leverage as of April 1, 2026.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2026 and September 30, 2025, one stop loans included $627.5 million and $771.9 million, respectively, of recurring revenue loans at fair value.
As of June 30, 2026 and September 30, 2025, we had debt and equity investments in 424 and 417 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on (i) our average net asset value, (ii) our average net asset value per share, and (iii) the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and June 30, 2025:

	For the three months ended		For the nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Weighted average income yield(1)*	9.4%	9.4%	9.5%	10.6%
Weighted average investment income yield(2)*	9.9%	9.7%	9.8%	10.9%
Weighted average income yield of total investments(3)*	8.8%	8.8%	8.8%	10.0%
Weighted average investment income yield of total investments(4)*	9.2%	9.1%	9.2%	10.3%
Total return based on average net asset value(5)	1.5%	(1.2)%	2.0%	7.0%
Annualized total return based on average net asset value(5)*	6.1%	N/A	2.6%	9.3%
Total return based on net asset value per share(6)	1.5%	(1.3)%	2.0%	7.0%
Annualized total return based on net asset value per share(6)*	6.2%	N/A	2.7%	9.3%
Total return based on market value(7)	4.3%	(4.3)%	1.6%	5.1%

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
Collateral management fees are paid directly by the 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer, GBDC 3 2022-2 Issuer and the 2024 Issuer and are offset against the management fees payable under the Investment Advisory Agreement. These fees include structuring and placement fees paid by the 2018 Issuer to Morgan Stanley & Co. LLC for its services in connection with the structuring of the 2018 Debt Securitization and by the 2024 Issuer to Deutsche Bank Securities Inc. for its services in connection with the structuring of the 2024 Debt Securitization. Before we acquired the GCIC 2018 Issuer as part of the GCIC Merger, the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the GCIC 2018 Debt Securitization. Before we acquired the GBDC 3 2021 Issuer as a part of the GBDC 3 Merger, the GBDC 3 2021 Issuer paid Deutsche Bank AG, New York Branch, structuring and placement fees for its services in connection with the structuring of each of the GBDC 3 2021 Debt Securitization and the GBDC 3 2022 Debt Securitization (as defined in Note 7 of our consolidated financial statements). Before we acquired the GBDC 3 2022-2 Issuer as a part of the GBDC 3 Merger, the GBDC 3 2022-2 Issuer paid GreensLedge Capital Markets LLC and KeyBanc Capital Markets Inc. structuring and placement fees for its services in connection with the structuring of the GBDC 3 2022-2 Debt Securitization (as defined in Note 7 of our consolidated financial statements).Term debt securitizations are also known as CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2018 Issuer, GCIC 2018 Issuer, GBDC 3 2021 Issuer, GBDC 3 2022 Issuer, GBDC 3 2022-2 Issuer and the 2024 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018 Debt Securitization, GCIC 2018 Debt Securitization, the GBDC 3 2021 Debt Securitization, the GBDC 3 2022 Debt Securitization, the GBDC 3 2022-2 Debt Securitization and the 2024 Debt Securitization and collectively the Debt Securitizations, as applicable.
We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments
On July 2, 2026, we amended our revolving credit facility with JPMorgan to, among other things, (i) remove the 0.10% adjustment to term SOFR rate and (ii) extend the maturity date to July 2, 2031 from April 4, 2030.
On July 31, 2026, our Board declared a quarterly distribution of $0.33 per share, which is payable on September 29, 2026 to holders of record as of September 14, 2026.
For the period of July 1, 2026 through August 3, 2026, Wells Fargo Securities, LLC, as broker, has repurchased 382,300 shares of our common stock pursuant to the Program (as defined in Note 2 of our consolidated financial statements) for an aggregate purchase price of approximately $4.9 million at an average price of $12.86 per share.

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
Consolidated operating results for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and June 30, 2025 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2026	March 31, 2026	June 30, 2026 vs. March 31, 2026	June 30, 2026	June 30, 2025	2026 vs. 2025
	(In thousands)
Interest income	$160,302	$160,656	$(354)	$501,338	$581,119	$(79,781)
Payment-in-kind interest income	16,351	17,132	(781)	48,002	38,577	9,425
Discount amortization	8,348	5,740	2,608	20,632	19,404	1,228
GCIC/GBDC 3 acquisition purchase premium amortization	(2,256)	(2,520)	264	(7,944)	(13,880)	5,936
Non-cash dividend income	4,232	6,158	(1,926)	17,424	23,091	(5,667)
Dividend income	1	202	(201)	788	1,497	(709)
Fee income	752	766	(14)	2,631	3,128	(497)
Total investment income	187,730	188,134	(404)	582,871	652,936	(70,065)
Total expenses	102,513	102,587	(74)	316,349	356,897	(40,548)
Net investment income before taxes	85,217	85,547	(330)	266,522	296,039	(29,517)
Income and excise taxes	—	—	—	—	(475)	475
Net investment income after taxes	85,217	85,547	(330)	266,522	296,514	(29,992)
Net realized gain (loss) on investment transactions excluding GCIC/GBDC 3 acquisition purchase premium	(24,551)	(10,345)	(14,206)	(38,685)	(38,486)	(199)
Net realized gain (loss) on investment transactions due to GCIC/GBDC 3 acquisition purchase premium	(230)	(10)	(220)	(289)	(434)	145
Net change in unrealized appreciation (depreciation) on investment transactions excluding GCIC/GBDC 3 acquisition purchase premium	(5,911)	(124,518)	118,607	(160,320)	8,087	(168,407)
Net change in unrealized appreciation (depreciation) on investment transactions due to GCIC/GBDC 3 acquisition purchase premium	2,486	2,530	(44)	8,233	14,314	(6,081)
Net gain (loss) on investment transactions	(28,206)	(132,343)	104,137	(191,061)	(16,519)	(174,542)
Net realized gain (loss) on extinguishment of debt	—	—	—	—	(48)	48
(Provision) benefit for taxes on unrealized appreciation on investments	(2)	—	(2)	(2)	409	(411)
Net increase (decrease) in net assets resulting from operations	$57,009	$(46,796)	$103,805	$75,459	$280,356	$(204,897)
Average earning debt investments, at fair value	$7,591,013	$7,785,504	$(194,491)	$7,826,579	$7,928,153	$(101,574)
Average earning preferred equity investments, at fair value	$139,338	$202,793	$(63,455)	$185,314	$245,864	$(60,550)
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

	Three months ended		Nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
	(In thousands)
Net investment income after taxes	$85,217	$85,547	$266,522	$296,514
Add: GCIC/GBDC 3 acquisition purchase premium amortization	2,256	2,520	7,944	13,880
Adjusted Net Investment Income	$87,473	$88,067	$274,466	$310,394

Net gain (loss) on investment transactions	$(28,206)	$(132,343)	$(191,061)	$(16,519)
Add: Realized loss on investment transactions due to GCIC/GBDC 3 acquisition purchase premium	230	10	289	434
Less: Net change in unrealized appreciation on investment transactions due to GCIC/GBDC 3 acquisition purchase premium	(2,486)	(2,530)	(8,233)	(14,314)
Adjusted Net Realized and Unrealized Gain/(Loss)	$(30,462)	$(134,863)	$(199,005)	$(30,399)

Net increase (decrease) in net assets resulting from operations	$57,009	$(46,796)	$75,459	$280,356
Add: GCIC/GBDC 3 acquisition purchase premium amortization	2,256	2,520	7,944	13,880
Add: Realized loss on investment transactions due to GCIC/GBDC 3 acquisition purchase premium	230	10	289	434
Less: Net change in unrealized appreciation on investment transactions due to GCIC/GBDC 3 acquisition purchase premium	(2,486)	(2,530)	(8,233)	(14,314)
Adjusted Net Income	$57,009	$(46,796)	$75,459	$280,356
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

Investment Income
Investment income remained relatively stable decreasing just $0.4 million from the three months ended March 31, 2026 to the three months ended June 30, 2026 as a $2.6 million increase in discount amortization driven by accelerated amortization recognized on loan repayments was offset by (1) a decrease in interest income as a result of a decrease in the average earning debt investments balance of $194.5 million and (2) a decrease in dividend income due to preferred equity investments taken to non-accrual during the quarter. Investment income decreased from the nine months ended June 30, 2025 to the nine months ended June 30, 2026 by $70.1 million, primarily due to (1) a decrease in interest income as a result of declining interest base rates and, to a lesser extent, spread compression on new and amended debt investments and (2) a decrease in the average earning debt investments balance of $101.6 million.

For the three and nine months ended June 30, 2026, PIK interest income represented 8.6% and 8.1%, respectively, of total investment income excluding amortization of purchase premium for the GCIC/GBDC 3 acquisitions. For the three and nine months ended June 30, 2025, PIK interest income represented 6.1% and 5.8%, respectively, of total investment income excluding amortization of purchase premium for the GCIC/GBDC 3 acquisitions.

The annualized income yield by debt security type for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and June 30, 2025 are as follows:

	Three months ended		Nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Senior secured	9.3%	9.0%	9.2%	10.2%
One stop	9.3%	9.2%	9.4%	10.4%
Second lien	13.2%	13.1%	13.2%	13.5%
Subordinated debt	13.4%	13.4%	13.3%	13.8%
Income yields on senior secured loans increased for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026 primarily due to spread adjustments resulting from certain debt investment amendments while income yields on one stop loans remained relatively stable for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. Income yields on senior secured and one stop loans decreased for the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025, primarily due to declining interest base rates and, to a lesser extent, spread compression on new and amended debt investments. Our loan portfolio is partially insulated from a drop in floating interest rates, as 98.0% of the loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2026 and September 30, 2025, the weighted average base rate floor of our loans was 0.76% and 0.78%, respectively.
As of June 30, 2026, we have second lien investments in three portfolio companies and subordinated debt investments in seven portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and June 30, 2025:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2026	March 31, 2026	June 30, 2026 vs. March 31, 2026	June 30, 2026	June 30, 2025	2026 vs. 2025
	(In thousands)
Interest and other debt financing expenses	$58,269	$58,497	$(228)	$180,473	$212,716	$(32,243)
Amortization of debt issuance costs	2,724	2,572	152	7,903	7,537	366
Base management fee	20,716	21,035	(319)	63,866	65,376	(1,510)
Income Incentive fee	15,436	15,542	(106)	48,435	54,848	(6,413)
Administrative service fee	3,107	2,939	168	9,226	9,229	(3)
Professional fees	1,889	1,627	262	5,301	5,747	(446)
General and administrative expenses	372	375	(3)	1,145	1,444	(299)
Total expenses	$102,513	$102,587	$(74)	$316,349	$356,897	$(40,548)
Average debt outstanding	$4,654,965	$4,747,270	$(92,305)	$4,763,136	$4,867,651	$(104,515)
Interest Expense
Interest and other debt financing expenses, net of amortization of debt issuance costs, decreased from the three months ended March 31, 2026 to the three months ended June 30, 2026 by $0.1 million, primarily due to a decrease in interest expense as a result of a decrease in the average debt outstanding of $92.3 million. Interest and other debt financing expenses, including amortization of debt issuance costs, decreased from the nine months ended June 30, 2025 to the nine months ended June 30, 2026 by $31.9 million, primarily due to reduced borrowing costs resulting from (i) the debt capital refinancings completed during the fiscal year 2025 first quarter, including the 2024 Debt Securitization issuance of $1.3 billion in notes which bear interest at a weighted-average rate of three-month SOFR + 1.58%, (ii) the April 2025 amendment to the JPM Credit Facility that reduced the applicable margin to a range of 1.525% to 1.775% from a range of 1.75% to 1.875% and (iii) decreasing interest base rates on our floating rate borrowings. For more information about our outstanding borrowings for the three and nine months ended June 30, 2026 and 2025, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended June 30, 2026 and March 31, 2026, the effective annualized average interest rate1 on our total debt was 5.3% and 5.2%, respectively. For the nine months ended June 30, 2026 and 2025, the effective annualized average interest rate1 on our total debt was 5.3% and 5.9%, respectively. The effective annualized average interest rate1 increased for the three months ended June 30, 2026 compared to the three months ended March 31, 2026 due to the issuance of the 2031 Notes in May 2026. The effective annualized average interest rate1 decreased for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025 primarily due to reduced borrowing costs resulting from (1) the debt capital refinancing completed during fiscal year 2025, (2) the April 2025 amendment to the JPM Credit Facility that reduced the applicable margin and (3) decreasing interest base rates on our floating rate borrowings.
Management Fee
The base management fee decreased from the three months ended March 31, 2026 to the three months ended June 30, 2026 primarily due to a decrease in average adjusted gross assets from the three months ended March 31, 2026 to the three months ended June 30, 2026.
The base management fee decreased from the nine months ended June 30, 2025 to the nine months ended June 30, 2026 primarily due to a decrease in average adjusted gross assets from the nine months ended June 30, 2025 to the nine months ended June 30, 2026.
Incentive Fees
1 The effective average interest rate includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees and the net contractual interest rate swap expense on the 2028, 2029 and 2031 Notes but excluding the net unrealized gain/(loss) related to the fair value hedges associated with the 2028, 2029 and 2031 Notes interest rate swaps.

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
The Income Incentive Fee decreased by $0.1 million from the three months ended March 31, 2026 to the three months ended June 30, 2026 primarily due to a decrease in Pre-Incentive Fee Net Investment Income. The Income Incentive Fee decreased by $6.4 million from the nine months ended June 30, 2025 to the nine months ended June 30, 2026 primarily due to a decrease in Pre-Incentive Fee Net Investment Income and a lower rate of return on the value of our net assets driven by a decrease in the investment income yield on our investment portfolio due to declining interest base rates and a decrease in our average earning debt investments. For each of the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and June 30, 2025, we were fully through the Income Incentive Fee “catch-up” provision and the Income Incentive Fee was equal to 15% of Pre-Incentive Fee Net Investment Income.
As of June 30, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of June 30, 2026 and September 30, 2025, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees as calculated under the Investment Advisory Agreement or any prior investment advisory agreements, as applicable, have been payable since December 31, 2018.
For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, the administrative service fee, professional fees and general and administrative expenses increased by $0.4 million from the three months ended March 31, 2026 to the three months ended June 30, 2026, primarily due to increases in the administrative service fee and professional fees that were partially offset by a decrease in general and administrative expenses.
In total, professional fees, the administrative service fee and general and administrative expenses decreased by $0.7 million from the nine months ended June 30, 2025 to the nine months ended June 30, 2026, primarily due to decreases across each of these expense categories.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and June 30, 2025 were $1.1 million, $2.6 million, $6.2 million, and $6.3 million, respectively.
As of June 30, 2026 and September 30, 2025, included in accounts payable and other liabilities were $2.7 million and $2.5 million, respectively, of expenses paid on behalf of us by the Administrator.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and June 30, 2025:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2026	March 31, 2026	June 30, 2026 vs. March 31, 2026	June 30, 2026	June 30, 2025	2026 vs. 2025
	(in thousands)			(In thousands)
Net realized gain (loss) from investments	$(10,841)	$(1,441)	$(9,400)	$(14,951)	$(41,410)	$26,459
Net realized gain (loss) from investments due to GCIC/GBDC 3 acquisition purchase premium	(230)	(10)	(220)	(289)	(434)	145
Net realized gain (loss) from foreign currency transactions	(13,710)	1,354	(15,064)	(13,476)	(4,279)	(9,197)
Net realized gain (loss) from forward currency contracts	—	(10,258)	10,258	(10,258)	7,203	(17,461)
Net realized gain (loss) on investment transactions	$(24,781)	$(10,355)	$(14,426)	$(38,974)	$(38,920)	$(54)
Unrealized appreciation from investments	$47,603	$11,111	$36,492	$33,957	$111,587	$(77,630)
Unrealized (depreciation) from investments	(63,636)	(145,273)	81,637	(216,383)	(100,024)	(116,359)
Unrealized appreciation (depreciation) from investments due to GCIC/GBDC 3 acquisition purchase premium	2,486	2,530	(44)	8,233	14,314	(6,081)
Unrealized appreciation (depreciation) from forward currency contracts	6,951	14,042	(7,091)	21,285	(15,787)	37,072
Unrealized appreciation (depreciation) on foreign currency translation	3,171	(4,398)	7,569	821	12,311	(11,490)
Net change in unrealized appreciation (depreciation) on investment transactions	$(3,425)	$(121,988)	$118,563	$(152,087)	$22,401	$(174,488)
Net realized gain (loss) on extinguishment of debt	$—	$—	—	$—	$(48)	$48
During the three months ended June 30, 2026, we had a net realized loss of $24.8 million, primarily attributable to (i) $13.7 million of net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars, which were partially offset by $10.1 million of unrealized appreciation and the reversal of unrealized depreciation previously recognized and (ii) realized losses recognized on the restructuring of two portfolio company investments that was partially offset by (iii) $3.4 million of net realized gains recognized on the disposition of equity investments in multiple portfolio companies. During the three months ended March 31, 2026, we had a net realized loss of $10.4 million, primarily attributable to (i) $8.9 million of net realized losses recognized on the settlement of forward currency contracts and translation of foreign currency amounts and transactions into U.S. dollars and (ii) realized losses recognized on the restructuring of a portfolio company investment. During the nine months ended June 30, 2026, we had a net realized loss of $39.0 million, primarily attributable to (i) $23.7 million of net realized losses recognized on the settlement of forward currency contracts and translation of foreign currency amounts and transactions into U.S. dollars, which were partially offset by $22.1 million of unrealized appreciation and the reversal of unrealized depreciation previously recognized, (ii) realized losses recognized on the restructuring of multiple portfolio company investments that were partially offset by (iii) $6.2 million of net realized gains recognized on the disposition of equity investments in multiple portfolio companies. During the nine months ended June 30, 2025, we had a net realized loss of $38.9 million, primarily attributable to realized losses recognized on the restructuring of debt and equity investments of multiple portfolio company investments and the sale of a portfolio company debt investment that was partially offset by net realized gains recognized on the disposition of three equity investments and the settlement of forward currency contracts and translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended June 30, 2026, we had $47.6 million in unrealized appreciation on 254 portfolio company investments, which was offset by $63.6 million in unrealized depreciation on 202 portfolio company investments. For the three months ended March 31, 2026, we had $11.1 million in unrealized appreciation on 103 portfolio company investments, which was offset by $145.3 million in unrealized depreciation on 343 portfolio company investments. For the nine months ended June 30, 2026, we had $34.0 million in unrealized appreciation on 102 portfolio company investments, which was offset by $216.4 million in unrealized depreciation on 354 portfolio company investments. For the nine months ended June 30, 2025, we had $111.6 million in unrealized appreciation on 218 portfolio company investments, which was offset by $100.0 million in unrealized depreciation on 213 portfolio company investments.
Unrealized appreciation for the three months ended June 30, 2026 was primarily due to the reversal of previously recognized unrealized depreciation related to (i) fair value adjustments related to market wide credit spread widening recognized during the quarter ended March 31, 2026 and (ii) portfolio company investments restructured during the period. Unrealized appreciation for the three months ended March 31, 2026 was primarily due to increases in the fair values of certain equity investments and the reversal of previously recognized unrealized depreciation on the restructuring of a portfolio company investment. Unrealized appreciation for the nine months ended June 30, 2026 was primarily due to increases in the fair values of certain equity investments and the reversal of previously recognized unrealized depreciation on the restructuring of a portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2025 was primarily due to (i) the reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments and (ii) fair valuing recent originations up to or near par.

Unrealized depreciation for the three months ended June 30, 2026, primarily resulted from isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status, (ii) debt and equity investments in certain portfolio companies with pre-existing credit challenges and (iii) debt and equity investments in a small number of portfolio companies negatively impacted by the macroeconomic environment. Unrealized depreciation for the three months ended March 31, 2026 primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories, as defined below under the “Portfolio Composition, Investment Activity and Yield” section and (2) isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status and (ii) debt and equity investments in certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the nine months ended June 30, 2026, primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories and (2) isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status, (ii) debt and equity investments in certain portfolio companies with pre-existing credit challenges and (iii) debt and equity investments in a small number of portfolio companies negatively impacted by the macroeconomic environment. Unrealized depreciation for the nine months ended June 30, 2025 primarily resulted from isolated deterioration in credit performance in (i) a small number of portfolio companies and (ii) portfolio companies that were moved to or on non-accrual status.

For the nine months ended June 30, 2025, we had a realized loss on extinguishment of debt of less than $0.1 million, which represents the unamortized discount on the GBDC 3 2021 Notes assumed as a result on the GBDC 3 Merger, at termination.

Liquidity and Capital Resources
For the nine months ended June 30, 2026, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $40.4 million. During the period, cash provided by operating activities was $653.5 million, primarily as a result of proceeds from principal payments and sales of portfolio investments of $829.0 million, partially offset by fundings of portfolio investments of $367.3 million, and net investment income after tax of $266.5 million. Lastly, cash used in financing activities was $694.0 million, primarily driven by repayments of debt of $1,351.8 million, distributions paid and purchases of common stock under the DRIP totaling $275.1 million, and purchases of common stock under our share repurchase program, or the Program, of $78.1 million, partially offset by borrowings on debt of $1,017.1 million.
For the nine months ended June 30, 2025, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $179.0 million. During the period, cash used in operating activities was $379.7 million, primarily driven by proceeds from principal payments and sales of portfolio investments of $1,146.0 million and net investment income after tax of $296.5 million, offset by fundings of portfolio investments of $1,781.5 million. Lastly, cash provided by financing activities was $200.7 million, primarily driven by borrowings on debt of $3,517.9 million and net proceeds from the issuance of common stock through the ATM Program (as defined in Note 11 of our consolidated financial statements) of $37.4 million, offset by repayments of debt of $3,008.6 million, distributions paid of $281.0 million, purchases of common stock under the Program of $35.5 million and purchases of common stock under the DRIP of $20.6 million.
As of June 30, 2026 and September 30, 2025, we had cash and cash equivalents totaling $13.0 million and $11.9 million, respectively. In addition, we had foreign currencies of $7.0 million and $11.7 million as of June 30, 2026 and September 30, 2025, respectively and restricted cash and restricted cash equivalents totaling $50.7 million and $88.8 million as of June 30, 2026 and September 30, 2025, respectively. We had no restricted foreign currencies as of June 30, 2026 and September 30, 2025. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash, restricted cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable. As of June 30, 2026 and September 30, 2025, we did not have any debt securitizations that were past their reinvestment period term.
Revolving Debt Facilities
JPM Credit Facility - On February 11, 2021, we initially entered into the JPM Credit Facility (as defined in Note 7 of our consolidated financial statements), which, as of June 30, 2026, allowed us to borrow up to $2.0 billion at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2026 and September 30, 2025, we had outstanding debt under the JPM Credit Facility of $271.6 million and $1,098.4 million, respectively. As of June 30, 2026 and September 30, 2025, subject to leverage and borrowing base restrictions, we had $1,725.9 million and $899.1 million, respectively, of remaining commitments and availability on the JPM Credit Facility.
Adviser Revolver - On June 22, 2016, we entered into the Adviser Revolver (as defined in Note 7 of our consolidated financial statements), which, as amended, permitted us to borrow up to $300.0 million at any one time outstanding as of June 30, 2026. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within 30 to 45 days from which they are drawn. As of June 30, 2026 and September 30, 2025, we had outstanding debt under the Adviser Revolver of $33.2 million and $39.2 million, respectively.
GBDC 3 DB Credit Facility - Effective June 3, 2024, we assumed, as a result of the GBDC 3 Merger (as defined in Note 7 of our consolidated financial statements), the GBDC 3 DB Credit Facility (as defined in Note 7 of our consolidated financial statements). On November 19, 2024, all amounts outstanding under the GBDC 3 DB Credit Facility were repaid, following which the agreements governing the GBDC 3 DB Credit Facility were terminated. As of June 30, 2026 and September 30, 2025, we had no outstanding debt under the GBDC 3 DB Credit Facility.
Debt Securitizations
2024 Debt Securitization - On November 18, 2024, we completed the 2024 Debt Securitization (the “2024 Debt Securitization”). The Class A-1R 2024 Notes and Class A-2RR 2024 Notes (each as defined in Note 7 of our consolidated financial statements) are included in the June 30, 2026 Consolidated Statements of Financial Condition

as our debt, and the Class B-R, Class C-R and Subordinated Notes were eliminated in consolidation. As of both June 30, 2026 and September 30, 2025, we had outstanding debt under the 2024 Debt Securitization of $1,364.0 million.
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
2026 Notes
On February 24, 2021, we issued $400.0 million in aggregate principal amount of the 2026 Notes. On October 13, 2021, we issued an additional $200.0 million in aggregate principal of the 2026 Notes. As of both June 30, 2026 and September 30, 2025, we had $600.0 million of outstanding aggregate principal amount of the 2026 Notes.
2027 Notes
On July 27, 2021, we issued $350.0 million in aggregate principal amount of the 2027 Notes, all of which remained outstanding as our debt as of both June 30, 2026 and September 30, 2025.
2028 Notes
On December 5, 2023, we issued $450.0 million in aggregate principal amount of the 2028 Notes, On September 19, 2025, we issued an additional $250.0 million in aggregate principal of the 2028 Notes under the same terms of the original issuance, other than the issue date and the issue price. As of both June 30, 2026 and September 30, 2025, we had $700.0 million of outstanding aggregate principal amount of the 2028 Notes.
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
2029 Notes
On February 1, 2024, we issued $600.0 million in aggregate principal amount of the 2029 Notes, and on December 3, 2024, we issued an additional $150.0 million in aggregate principal amount of the 2029 Notes under the same terms of the original issuance other than the issue date and the issue price. As of both June 30, 2026 and September 30, 2025, we had $750.0 million of outstanding aggregate principal amount of the 2029 Notes.
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
2031 Notes
On May 27, 2026, we issued $500.0 million in aggregate principal amount of the 2031 Notes, all of which remained outstanding as our debt as of June 30, 2026.
On May 27, 2026, we entered into interest rate swap agreements on the 2031 Notes pursuant to which we agreed to (i) receive a fixed rate of 6.250% and pay a rate of SOFR + 2.171% on the first $350.0 million of the 2031 Notes, (ii) receive a fixed rate of 6.250% and pay a rate of SOFR + 2.203% on the second $75.0 million of the 2031 Notes and (iii) receive a fixed rate of 6.250% and pay a rate of SOFR + 2.185% on the remaining $75.0 million of the 2031 Notes. The interest rate swap agreements are designated as effective hedge accounting instruments. The aggregate notional amount of the swap is $500.0 million and terminates on June 1, 2031. The carrying value of the 2031 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.
Equity Distribution Agreement
On October 6, 2023, we entered into an equity distribution agreement, or, as amended, the 2023 Equity Distribution Agreement (as defined in Note 2 of our consolidated financial statements), in connection with an at the market program to sell up to $288.0 million of shares of our common stock. An at the market offering is a registered offering by a publicly traded issuer of its listed equity securities that allows the issuer to sell shares directly into the market at market prices. During the nine months ended June 30, 2026, there were no common stock issuances under the 2023 Equity Distribution Agreement. During the nine months ended June 30, 2025, we issued 2.4 million shares of common stock for aggregate proceeds totaling $38.0 million under the 2023 Equity Distribution Agreement. As of June 30, 2026 and September 30, 2025, following an amendment to the 2023 Equity Distribution Agreement in May 2025 to increase the aggregate offering amount by $38.0 million, common stock with an aggregate offering amount of $250.0 million remained available for issuance under the 2023 Distribution Agreement.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
As of June 30, 2026, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of June 30, 2026, our asset coverage for borrowed amounts and GAAP debt-to-equity ratio was 180.4% and 1.24x, respectively, and our GAAP debt-to-equity ratio, net, which reduces total debt by cash, cash equivalents, foreign currencies and restricted cash held for partial repayment on notes of certain of our securitization vehicles past their reinvestment period term (if any) was 1.23x as of June 30, 2026.
On July 31, 2026, our board of directors re-approved the Program (as defined in Note 2 of our consolidated financial statements), which allows us to repurchase up to $150.0 million of our outstanding common stock, exclusive of shares repurchased prior to the date of such authorization, on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program is implemented at the discretion of management with shares to be purchased from time to time at prevailing market prices, through open market transactions, including block transactions, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the nine months ended June 30, 2026, we repurchased 6.0 million shares of our common stock for an aggregate repurchase price of approximately $78.1 million. During the nine months ended June 30, 2025, we repurchased 2.5 million shares of our common stock for an aggregate repurchase price of approximately $35.5 million.
As of June 30, 2026 and September 30, 2025, we had outstanding commitments to fund investments totaling $580.8 million and $927.9 million, respectively. As of June 30, 2026, total commitments of $580.8 million included $229.9 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of June 30, 2026 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2026. As of June 30, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under the Adviser Revolver and JPM Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 of our consolidated financial statements for outstanding forward currency contracts and interest rate swap agreements as of June 30, 2026 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We minimize market risk through monitoring its investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of June 30, 2026 and September 30, 2025, we had investments in 424 and 417 portfolio companies, respectively, with a total fair value of $8.2 billion and $8.8 billion, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and June 30, 2025:

	Three months ended				Nine months ended
	June 30, 2026		March 31, 2026		June 30, 2026		June 30, 2025
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$708	5.6%	$1,000	5.6%	$4,708	6.3%	$104,665	5.1%
One stop	11,162	88.7	16,380	92.4	68,040	90.7	1,899,392	92.9
Second lien	—	—	—	—	—	—	14,027	0.7
Equity	715	5.7	354	2.0	2,226	3.0	25,767	1.3
Total new investment commitments	$12,585	100.0%	$17,734	100.0%	$74,974	100.0%	$2,043,851	100.0%

For the nine months ended June 30, 2026, we had approximately $829.0 million in proceeds from principal payments and sales of portfolio investments.
For the nine months ended June 30, 2025, we had approximately $1,146.0 million in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2026(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$391,521	$388,666	$384,933	$448,216	$443,940	$442,410
Non-accrual(3)	8,584	8,132	6,199	184	121	67
One stop:
Performing	7,234,880	7,172,948	7,095,335	7,663,987	7,582,036	7,588,765
Non-accrual(3)	146,236	115,833	67,127	71,767	51,963	27,044
Second lien:
Performing	23,004	22,874	22,877	26,093	25,882	26,199
Non-accrual(3)	5,416	3,724	—	5,224	3,725	210
Subordinated debt:
Performing	36,594	36,407	36,171	38,444	38,027	38,412
Non-accrual(3)	—	—	—	—	—	—
Equity:
Performing	N/A	509,890	498,395	N/A	613,585	646,282
Non-accrual(3)	N/A	118,639	85,316	N/A	659	—
Total	$7,846,235	$8,377,113	$8,196,353	$8,253,915	$8,759,938	$8,769,389

(1)As of June 30, 2026, $1,788.9 million and $1,702.7 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of June 30, 2026, $127.6 million and $73.4 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of June 30, 2026, we had loans in fifteen portfolio companies and preferred equity securities in five portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 2.9% and 1.9%, respectively. As of September 30, 2025, we had loans in eight portfolio companies and preferred equity securities in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.6% and 0.3%, respectively.
As of June 30, 2026 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 97.0% and 98.4%, respectively.
The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and June 30, 2025:

	Three months ended		Nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Weighted average rate of new investment fundings	8.9%	8.8%	8.7%	9.3%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.2%	4.9%	4.9%	5.1%
Weighted average fees of new investment fundings	0.8%	0.7%	0.6%	0.8%
Weighted average rate of sales and payoffs of portfolio investments(1)	9.3%	9.0%	9.2%	10.6%
(1)Excludes the disposition of non-accrual assets.
As of June 30, 2026, 97.9% and 98.0% of our debt portfolio at both amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 98.0% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2026 and September 30, 2025, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $75.4 million and $72.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$140,649	1.7%	$157,871	1.8%
4	6,958,677	84.9	7,683,585	87.6
3	869,177	10.6	843,352	9.6
2	227,850	2.8	84,581	1.0
1	—	—	—	—
Total	$8,196,353	100.0%	$8,769,389	100.0%

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2026 and September 30, 2025:

	Average Price[1]
Category	June 30, 2026	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.7%	99.7%
Internal Performance Rating 3 (Performing Below Expectations)	93.1	91.3
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	45.3	34.1
Total	97.0%	98.4%
(1)Includes only debt investments held as of June 30, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

The following table shows the distribution of our investments in our software industry segment on the 1 to 5 internal performance rating scale at fair value as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026		As of September 30, 2025
Internal Performance Rating	Software Investments at Fair Value (In thousands)	Percentage of Total Software Investments	Software Investments at Fair Value (In thousands)	Percentage of Total Software Investments
5	$11,670	0.6%	$19,288	0.8%
4	1,838,904	86.1	2,252,463	94.3
3	220,585	10.3	114,615	4.8
2	63,891	3.0	1,357	0.1
1	—	—	—	—
Total	$2,135,050	100.0%	$2,387,723	100.0%

The table below details the fair value of our debt investments in our software industry segment as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2026 and September 30, 2025.

	Average Price[1]
Category	June 30, 2026	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.0%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	95.1	94.5
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	29.2	36.0
Total	97.4%	99.6%
(1)Includes only debt investments held as of June 30, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•During the second calendar quarter of 2026, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $31.4 million, or 2,425,911 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. Through the first two calendar quarters of 2026, the Trust purchased approximately $50.1 million, or 3,925,911 shares of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During the calendar year 2025, the Trust purchased approximately $45.1 million, or 3,089,459 shares of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.
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
Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.
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

For periods beginning after December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided via a third-party pricing service or other quote, our Valuation Designee undertakes a multi-step valuation process each month. This monthly valuation process begins with each portfolio investment being initially valued either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) independent valuation firms that have been engaged to support the valuation of portfolio investments. Preliminary valuation conclusions are then documented and discussed with senior management and, in the case of valuations prepared by independent valuation firms, the Valuation Designee. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) is either (i) performed by or (ii) reviewed by an independent valuation firm.

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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Valuation Designee’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Valuation Designee considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2026 and 2025. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation in accordance with the multi-step valuation process described above in “ — Fair Value Measurements”. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of June 30, 2026 and September 30, 2025 were valued using Level 3 inputs. As of June 30, 2026 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts and interest rate swaps were valued using Level 2 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.
In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from independent brokers. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments but may use another value if the Valuation Designee determines it better represents the investment’s fair value. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.
Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a market existed for such investments and could differ materially from the values that could ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which such investment had previously been recorded.

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
We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in “Net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies” on the Consolidated Statements of Operations.
Non-accrual Investments: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $73.3 million and $27.3 million as of June 30, 2026 and September 30, 2025, respectively. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of June 30, 2026, there were five preferred equity securities on non-accrual status with a fair value of $85.3 million. As of September 30, 2025, there was one preferred equity security on non-accrual status with a fair value of $0.0 million.

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
Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For both three and nine months ended June 30, 2026, we did not record any U.S. federal excise tax. For the three months ended June 30, 2025, we did not record any U.S. federal excise tax. For the nine months ended June 30, 2025, we recorded a reversal of the accrual for U.S. federal excise tax expense of $0.5 million.
We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For both the three and nine months ended June 30, 2026, we did not record any U.S. income taxes and we recorded a net tax expense of less than $0.1 million for taxable subsidiaries, which is reported within “(Provision) benefit for taxes on unrealized appreciation on investments” on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2025, we did not record any U.S income taxes and we recorded a net tax benefit of $0.2 million and $0.4 million, respectively, for taxable subsidiaries. As of both June 30, 2026 and September 30, 2025, we recorded a net deferred tax liability, reported within “Accounts payable and other liabilities” on the Consolidated Statement of Financial Condition, of $0.2 million for taxable subsidiaries, primarily due to unrealized appreciation on the investments held at the taxable subsidiaries.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual, or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2026 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.76% and 0.78%, respectively. The Class A-1R, and A-2RR 2024 Notes issued in connection with the 2024 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. The JPM Credit Facility has a floating interest rate provision that, as of June 30, 2026, is primarily based on an applicable base rate (as defined in Note 7 to our consolidated financial statements) plus a spread that ranges from 1.525% to 1.775% plus a spread adjustment of 0.10% on SOFR borrowings. The Adviser Revolver has a floating interest rate provision equal to the mid-term Applicable Federal Rate. We have entered into three interest rate swaps on the 2028 Notes and two interest rate swaps on the 2029 Notes and these swaps have floating rate provisions based on one-month SOFR plus a spread of 3.327%, one-month SOFR plus a spread of 2.835%, floating rate SOFR plus a spread of 1.723%, one-month SOFR plus a spread of 2.444%, and three-month SOFR plus a spread of 2.012%, respectively. Furthermore, we have entered into three interest rate swaps on the 2031 Notes and these swaps have floating rate provisions based on Daily SOFR plus a spread of 2.171%, Daily SOFR plus a spread of 2.203%, and Daily SOFR plus a spread of 2.185%, respectively. We expect that other credit facilities and swaps into which we enter in the future could have floating interest rate provisions.
Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2026 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(152,981)	$(72,375)	$(80,606)
Down 150 basis points	(115,732)	(54,281)	(61,451)
Down 100 basis points	(77,352)	(36,188)	(41,164)
Down 50 basis points	(38,694)	(18,094)	(20,600)
Up 50 basis points	38,697	18,094	20,603
Up 100 basis points	77,396	36,188	41,208
Up 150 basis points	116,093	54,281	61,812
Up 200 basis points	154,791	72,375	82,416
(1) Assumes applicable three-month base rate as of June 30, 2026, with the exception of SONIA and Prime that utilize the June 30, 2026 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2026, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the JPM Credit Facility, the

Adviser Revolver, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.
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

Item 4. Controls and Procedures.
As of June 30, 2026 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A: Risk Factors.
There have been no material changes during the nine months ended June 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2025.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Mine Safety Disclosures.
None.
Item 5: Other Information.
None.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.
EXHIBIT INDEX

Number	Description

10.1	Underwriting Agreement, dated May 19, 2026, by and among Golub Capital BDC, Inc., GC Advisors LLC, Golub Capital LLC, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Santander US Capital Markets LLC, SMBC Nikko Securities America, Inc. and Truist Securities, Inc., as representatives of the underwriters named in Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on May 20, 2026.
10.2	Sixth Supplemental Indenture, dated as of May 27, 2026, relating to the 6.250% Notes due 2031, by and between Golub Capital BDC, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on May 27, 2026).
10.3	Fourth Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 2, 2026, by and among Golub Capital BDC, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders, syndication agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 814-00794), filed on July 9, 2026).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Date: August 3, 2026	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)